Form 10-Q
period 2008-06-30
ALLIN CORP
filed 2008-08-14
CIK 1020391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2008

Common Stock, $0.01 par value per share	8,421,819 shares

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

Part I - Financial Information

Item 1. - Financial Statements

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)	(See Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$830	$900
Accounts receivable, net of allowance for doubtful accounts of $120 and $145	6,366	5,669
Unbilled services	189	215
Note receivable from employee	1	3
Inventory	155	210
Prepaid expenses	377	362
Costs and estimated gross margins in excess of billings	742	636
Current portion of deferred income tax asset	363	904

Total current assets	9,023	8,899

Property and equipment, at cost:
Leasehold improvements	487	479
Furniture and equipment	1,993	1,745

	2,480	2,224
Less—accumulated depreciation	(1,928)	(1,780)

	552	444

Other assets:
Non-current portion of deferred income tax asset	1,950	1,544
Software development costs, net of accumulated amortization of $295 and $169	463	589
Goodwill	5,510	6,212
Other intangible assets, net of accumulated amortization of $1,903 and $1,743	2,026	1,056

Total assets	$19,524	$18,744

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Bank line of credit	$2,015	$820
Note payable	—	700
Accounts payable	458	2,021
Accrued liabilities:
Compensation and payroll taxes	680	540
Current portion of dividends on preferred stock	140	141
Other	428	196
Customer deposits	418	167
Current portion of billings in excess of costs and estimated gross margins	598	1,110
Deferred revenue	559	310
Income taxes payable	36	4
Accrued acquisition consideration	1,227	1,406

Total current liabilities	6,559	7,415

Non-current portion of dividends on preferred stock	4,468	4,072
Non-current portion of billings in excess of costs and estimated gross margins	26	—

Total liabilities	11,053	11,487

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 100,000 shares:
Series C redeemable preferred stock, designated, issued and outstanding 25,000 shares	2,500	2,500
Series D convertible redeemable preferred stock, designated, issued and outstanding 2,750 shares	2,152	2,152
Series F convertible redeemable preferred stock, designated, issued and outstanding 1,000 shares	1,000	1,000
Series G convertible redeemable preferred stock, designated, issued and outstanding 150 shares	1,081	1,081
Series H redeemable preferred stock, designated, issued and outstanding 250 shares	1,910	1,910
Common stock, par value $.01 per share, authorized 20,000,000 shares, issued 8,421,819 shares and 8,271,819 shares	84	83
Additional paid-in-capital	36,375	36,971
Warrants	590	590
Treasury stock at cost, 8,167 common shares	(27)	(27)
Accumulated deficit	(37,194)	(39,003)

Total shareholders’ equity	8,471	7,257

Total liabilities and shareholders’ equity	$19,524	$18,744

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Revenue:
Consulting services	$4,542	$4,457	$9,234	$8,882
Systems integration	2,341	1,543	5,120	2,828
Information system product sales	439	421	665	626
Other services	616	365	1,095	630

Total revenue	7,938	6,786	16,114	12,966

Cost of sales:
Consulting services	1,991	1,995	3,935	3,705
Systems integration	1,202	817	2,699	1,475
Information system product sales	299	298	471	452
Other services	292	275	511	483

Total cost of sales	3,784	3,385	7,616	6,115

Gross profit:
Consulting services	2,551	2,462	5,299	5,177
Systems integration	1,139	726	2,421	1,353
Information system product sales	140	123	194	174
Other services	324	90	584	147

Total gross profit	4,154	3,401	8,498	6,851

Selling, general & administrative expenses:
Depreciation and amortization	257	162	445	264
Loss (gain) on disposal of assets	(3)	—	3	(1)
Other selling, general & administrative expenses	3,342	2,759	6,571	5,277

Total selling, general & administrative expenses	3,596	2,921	7,019	5,540

Income from operations	558	480	1,479	1,311

Gain from extinguishment of liability	609	—	609	—

Income before interest and taxes	1,167	480	2,088	1,311

Interest income	—	(1)	—	(1)
Interest expense	39	34	70	45

Income before provision for income taxes	1,128	447	2,018	1,267

Provision for income taxes	147	45	209	73

Net income	981	402	1,809	1,194

Dividends on preferred stock	378	357	751	705

Net income attributable to common shareholders	$603	$45	$1,058	$489

Earnings per common share - basic	$0.07	$0.01	$0.13	$0.06

Earnings per common share - diluted	$0.05	$0.01	$0.09	$0.05

Weighted average shares outstanding - basic	8,341,050	7,828,981	8,306,434	7,828,981

Weighted average shares outstanding - diluted	12,880,553	8,057,839	12,840,806	12,313,519

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cash flows from operating activities:
Net income	1,809	1,194
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	445	264
Loss (gain) on disposal of assets	3	(1)
Provision for deferred income taxes	135	41
Provision for uncollectable accounts receivable	29	37
Fair value expense for stock options	37	15
Gain from extinguishment of liability	(609)	—
Changes in certain assets and liabilities:
Accounts receivable	(726)	(2,884)
Unbilled services	26	(200)
Inventory	55	(9)
Prepaid expenses	(12)	145
Costs and estimated gross margins in excess of billings	(106)	(431)
Software development costs	—	(232)
Accounts payable	(954)	(33)
Accrued compensation and payroll taxes	140	278
Other accrued liabilities	298	225
Customer deposits	251	41
Billings in excess of costs and estimated gross margins	(512)	(803)
Income taxes payable	32	(8)
Deferred revenue	95	694

Net cash flows provided by (used for) operating activities	436	(1,667)

Cash flows from investing activities:
Proceeds from sale of assets	4	1
Capital expenditures	(138)	(179)
Acquisition of businesses	(1,212)	(29)

Net cash flows used for investing activities	(1,346)	(207)

Cash flows from financing activities:
Loan repayment received from employee	2	2
Borrowing on bank line of credit	3,445	3,275
Repayment of bank line of credit	(2,250)	(1,030)
Payment of dividends on preferred stock	(357)	(355)

Net cash flows provided by (used for) financing activities	840	1,892

Net change in cash and cash equivalents	(70)	18
Cash and cash equivalents, beginning of period	900	369

Cash and cash equivalents, end of period	830	387

The accompanying notes are an integral part of these consolidated financial statements.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

The information contained in these financial statements and notes for the three- and six-month periods ended June 30, 2008 and 2007 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 2007 and 2006, contained in the Annual Report on Form 10-K of Allin Corporation (the “Company”) for the year ended December 31, 2007. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management’s opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made. However, results for these interim periods are not necessarily indicative of results to be expected for the full year. See Notes 2 – Share-Based Payment, 5 – Acquisitions, 6 – Goodwill and Other Intangible Assets, 7 – Income Taxes and 8 – Industry Segment Information for information concerning the Company’s basis of presentation and accounting policies regarding these matters. The Consolidated Balance Sheet as of December 31, 2007 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Principles of Consolidation

The Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 include the financial position of the Company and all of its subsidiaries as of those dates. The Consolidated Statements of Operations include the results of operations of the Company and all of its wholly-owned subsidiaries for the three- and six-month periods ended June 30, 2008 and 2007. Intercompany accounts and transactions have been eliminated. It is the Company’s policy to consolidate all subsidiaries and variable interest entities where the Company has control.

Reclassification

The Consolidated Statement of Cash Flows for the six-month period ended June 30, 2007 reflects a reclassification to the statement as originally reported to conform the prior period information with the current presentation. Separate amounts are shown for borrowing and repayment on the bank line of credit, which originally had been reported on a net basis. There are no changes to the net cash flows used for financing activities or the net change in cash and cash equivalents for the six-month period ended June 30, 2007.

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

Certain consulting projects are part of related arrangements, including computer hardware and equipment for specialized technology platforms, software and services. SOP 97-2 specifies that if an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the entire arrangement should be accounted for in conformity with the contract accounting guidance of ARB No. 45 and SOP 81-1. Arrangements for these projects involve significant customization of licensed proprietary software applications to integrate with the customer’s operating system. Revenue for fixed-price service-based arrangements associated with these projects is recognized on the percentage of completion method of contract accounting, based on the proportion of labor expended through the end of the period to expected total project labor. Arrangements for these projects may include post-contract support for a period following system installation, for which a portion of the contract value is allocated based on vendor-specific objective evidence (“VSOE”) of fair value based on rates when technical support is sold separately. Revenue is recognized for post-contract support over the period when services are performed.

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

Systems Integration

Systems integration includes projects that are part of related arrangements, including computer hardware and other equipment, software and services, as discussed above under Consulting Services. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1, as specified by SOP 97-2, in accounting for revenue derived under these arrangements. The Company’s revenue recognition method for systems integration projects is percentage of completion. The proportion of labor incurred to expected total project labor is utilized as a quantitative factor in determining the percentage of completion recognized for projects when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status. Systems integration arrangements do not include rights for hardware or equipment upgrades. Certain arrangements include rights for software upgrades upon the Company’s development of any upgrades. However, the Company is under no obligation to develop upgrades on any schedule or at all.

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Other Services

Other services revenue is derived from software licensing fees, website hosting fees, outsourcing of technical resources, customer billings for recovery of out-of-pocket costs associated with the performance of consulting and systems integration engagements, product referral commissions and placement fees. Software licensing revenue is earned under related arrangements involving consulting and systems integration services, as described above. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1, as specified by SOP 97-2, and utilizes the percentage of completion recognition method for software licensing revenue derived under these arrangements. Fees for website hosting are typically calendar-based, with revenue recognized on a pro-rata basis over the applicable calendar period. There are a small number of engagements under which technical resources are provided to customers on an outsourced basis, with revenue recognized in a similar manner as discussed above for time-based consulting services. The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, services have been rendered and collectibility is reasonably assured.

Cost of Sales

Cost of sales for consulting services includes labor cost for customer projects applied at the consultants’ standard hourly cost rates times hours charged. The standard hourly cost rates for salaried consultants, who represent a significant majority of the Company’s labor force, are determined by dividing their annual salary by the Company’s estimate of standard annual hours available for customer projects, and adding a burden percentage estimate for payroll taxes, benefits and workers compensation. For hourly-based consultants, the standard hourly cost rate is their hourly wage rate plus a burden percentage. The Company also utilizes independent contractors for customer projects and records labor costs at their respective hourly rates. Labor cost is applied in this manner for consulting projects where revenue is recognized based on hourly fees and where fixed amounts of revenue are recognized on a pro-rata basis over specified calendar periods. The Company uses incurred labor to expected total project labor as the basis for recognition of labor cost of sales where revenue is recognized on a proportional performance or percentage of completion basis. The aggregate of project labor charges at standard hourly cost rates and estimated burden is utilized as incurred labor cost.

For systems integration projects involving significant software customization, the Company applies project cost of sales for computer hardware, software, equipment and other costs on a percentage of completion basis. The proportion of labor incurred to expected total project labor is utilized as a quantitative factor in determining the percentage of completion when the proportion of total project costs incurred to expected total project costs is not representative of actual project completion status.

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

Cost of sales associated with website hosting services includes data center facility, communications and bandwidth fees. The Company recognizes cost of sales for its outsourced resource engagements in a similar manner as discussed above for time-based practice area consulting services. Other services cost of sales also includes out-of-pocket costs associated with the performance of consulting and systems integration engagements.

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Gain from Extinguishment of Liability

The Company recognized a gain of $609,000 in June 2008 from extinguishment of a liability for goods purchased and utilized in the Company’s operations. The gain recognized was due to the expiration of the statutory period for a commercial claim under the sales terms of the arrangement.

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

Calculation of Basic and Diluted Earnings per Common Share

	Three Months Ended June 30		Six Months Ended June 30
Dollars in thousands, except per share data	2008	2007	2008	2007
Earnings per common share – basic:
Numerator:
Net income	$981	$402	$1,809	$1,194
Dividends on preferred stock	378	357	751	705

Net income attributable to common shareholders	$603	$45	$1,058	$489

Denominator:
Shares used in calculating basic earnings per common share	8,341,050	7,828,981	8,306,434	7,828,981

Earnings per common share – basic	$0.07	$0.01	$0.13	$0.06

Earnings per common share – diluted:
Numerator:
Net income	$981	$402	$1,809	$1,194
Dividends on preferred stock	378	357	751	705

Net income attributable to common shareholders	$603	$45	$1,058	$489

Add dividends on convertible preferred stock	45	—	90	89

Numerator for diluted EPS calculation	$648	$45	$1,148	$578

Denominator:
Weighted average common shares outstanding	8,341,050	7,828,981	8,306,434	7,828,981
Effect of outstanding stock options	253,789	228,858	248,658	198,824
Effect of convertible preferred stock	4,285,714	—	4,285,714	4,285,714

Shares used in calculating diluted net income per common share	12,880,553	8,057,839	12,840,806	12,313,519

Earnings per common share – diluted	$0.05	$0.01	$0.09	$0.05

The average market prices of the common stock for the three- and six-month periods ended June 30, 2008, as well as the three-month period ended June 30, 2007, exceeded the exercise prices for 455,000 stock options outstanding as of the end of the respective periods. The average market price of the common stock for the six-month period ended June 30, 2007 exceeded the exercise prices for 395,000 stock options outstanding as of that date. As a result, the numbers of shares indicated in the table above for the effect of outstanding stock options have been included in the calculations of diluted EPS. Outstanding stock options with exercise prices in excess of average market prices were 530,000 for each of the three- and six-month periods ended June 30, 2008, and 462,000 and 512,000 for the three- and six-month periods ended June 30, 2007, respectively. The exercise price of the 2,500,000 warrants outstanding exceeded the average market price of the Company’s common stock for all of the periods reported above. Accordingly, warrants were not included in the calculation of diluted EPS for those periods.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Accounts Receivable and Unbilled Services

The Company’s subsidiaries record accounts receivable upon billing for services and products. Unbilled services are recorded when labor-based services have been provided prior to the end of the period and invoicing has not occurred. The Company evaluates the extension of credit to potential customers based on financial or other information and any special circumstances regarding the potential engagement. Payment for services or products is normally due within thirty days of billing, although alternate terms may be included in contracts or letters of engagement as agreed upon by the Company and the customer. Accounts receivable are not normally collateralized. The Company does not routinely charge interest on past due accounts receivable. As of June 30, 2008 and December 31, 2007, the Company’s risk of loss for accounts receivable and unbilled services was limited to the amounts recorded on the Consolidated Balance Sheets as of those dates.

Allowances on accounts receivable are recorded when circumstances indicate collection is doubtful for particular accounts receivable or as a general reserve for all accounts receivable based on the Company’s history with write off of accounts receivable. In evaluating the appropriate balance for this allowance, the Company considers the circumstances affecting certain customer balances and the Company’s history of write off of accounts receivable. Additions to the allowance for doubtful accounts are charged to selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. Accounts receivable are written off as deductions from the allowance for doubtful accounts if reasonable collection efforts prove unsuccessful.

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

Software Development Costs and Research and Development Expense

The Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 include capitalized software development costs of $463,000 and $589,000, respectively, net of accumulated amortization. Software development costs include purchased software development tools, testing equipment and the cost of Company labor. Software development costs were capitalized during the period from December 2005, when technical feasibility of the applications was achieved, until the May 2007 commercial introduction of the software applications. The Company is amortizing software development costs on a straight-line basis over three years. The Company recorded amortization expense of $63,000 and $42,000 for the three-month periods ended June 30, 2008 and 2007, respectively, and $126,000 and $42,000 for the six-month periods ended June 20, 2008 and 2007, respectively, related to developed software.

Research and development expense of $92,000 and $228,000 was recognized during the three- and six-month periods ended June 30, 2008, respectively, and is included in selling, general and administrative expenses. Research and development expense of $102,000 was recognized during each of the three- and six-month periods ended June 30, 2007.

Warranty

The Company’s agreements with certain customers include warranty provisions obligating the Company to provide technical support for a period of ninety days following completion of an installation of computer hardware, equipment and customized software applications for specialized technology platforms to correct problems encountered with operation of the platform or applications. The Company records an estimated warranty liability upon entry into an agreement with a warranty provision based on its historical experience with similar projects. Technical support provided during the warranty period is offset against the liability and any unused portion of the initial warranty estimate is reversed at the end of the warranty period. The Company’s warranty liability of $49,000 as of June 30, 2008 is included in “Other” accrued liabilities on the Consolidated Balance Sheet.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Deferred Revenue

Deferred revenue is recorded for customer billings for which services will be performed or products delivered in future periods. Such amounts are recognized as revenue when services are performed or products are delivered. As of June 30, 2008 and December 31, 2007, respectively, deferred revenue represented amounts expected to be recognized as revenue within one year of the applicable date.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, which will change accounting guidance for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at their estimated acquisition date fair values, including non-controlling interests, accrued contingent liabilities and in-process research and development. Acquired contingent liabilities will subsequently be measured at the higher of the acquisition date fair value or the amount determined under existing guidance for non-acquired contingencies. SFAS No. 141R also provides that acquisition costs will be expensed as incurred, restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R is effective as of the beginning of an entity’s first fiscal year after December 15, 2008 and will be applied prospectively for business combinations occurring on or after the date of adoption. Early adoption of SFAS No. 141R is prohibited. The Company expects to adopt SFAS No. 141R on January 1, 2009.

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

Supplemental Disclosure of Cash Flow Information

Cash payments for income taxes were $17,000 and $14,000 during the three-month periods ended June 30, 2008 and 2007, respectively. Cash payments for interest were $39,000 and $34,000 during the three-month periods ended June 30, 2008 and 2007, respectively.

Cash payments for income taxes were $36,000 and $26,000 during the six-month periods ended June 30, 2008 and 2007, respectively. Cash payments for interest were $70,000 and $45,000 during the six-month periods ended June 30, 2008 and 2007, respectively.

See Note 5 – Acquisitions for supplemental cash flow information related to acquisition of businesses.

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

The Company has four plans providing for the award of stock options, stock appreciation rights, restricted shares and restricted units for executive management, employees, non-employee directors, consultants and advisors of the Company and its subsidiaries. In October 1996, the Company adopted the 1996 Stock Plan (the “1996 Plan”). In May 1997, December 1998 and May 2000, respectively, the Company’s stockholders approved the Company’s 1997 Stock Plan (the “1997 Plan”), 1998 Stock Plan (the “1998 Plan”) and 2000 Stock Plan (the “2000 Plan”). The 1996 Plan, 1997 Plan, 1998 Plan and 2000 Plan are collectively referred to below as the “Allin Stock Plans.” Stock options awarded under the Allin Stock Plans are exercisable based on prices established at the grant date. Forfeited or expired stock options are eligible for reissuance under the terms of the Allin Stock Plans. Stock options granted to employees of the Company normally vest at 20% of the award per year for five years on the anniversaries of the grant dates. Stock options granted to non-employee directors normally vest on the first anniversaries of the grant dates. As of June 30, 2008, aggregate reserved shares for the Allin Stock Plans and shares available for future grants undesignated as of this date under the Allin Stock Plans are as follows:

	Aggregate Reserved Shares	Shares Available for Future Grants Undesignated as of June 30, 2008
1996 Plan	266,000	44,055
1997 Plan	300,000	4,444
1998 Plan	375,000	87,000
2000 Plan	295,000	97,000

Total Allin Stock Plans	1,236,000	232,499

Summary of Stock Option Activity for the Allin Stock Plans from January 1, 2008 through June 30, 2008:

	Number of Options	Weighted-Average Exercise Price
January 1
Outstanding	1,129,500	$0.73
Exercisable	643,500	$0.80
Activity:
Granted	5,000	$0.80
Forfeitures	5,000	$0.80
Exercised	—	—
Expired	144,500	$1.30

June 30
Outstanding	985,000	$0.65
Exercisable	505,000	$0.66

Summary of Information on Fair Value of Option Grants:

On March 11, 2008, the Company awarded options to purchase 5,000 shares of common stock under one of the Allin Stock Plans. The grant price was $0.80 per share, which reflected the market price of the Company’s common stock on the grant date. However, the options to purchase shares of common stock were forfeited in June 2008. Expense recorded for the fair value of the option grant during 2008 was reversed upon the forfeiture.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company utilizes a closed-form model (Black-Scholes) to estimate the fair value of stock option grants on the dates of grant. The following are the assumptions for the 2008 grant under the Allin Stock Plans.

Risk free interest rate	2.75%
Expected dividend yield	0.00%
Expected life of options	7.0 yrs
Expected volatility rate	149%

Weighted average fair value of options granted during 2008	$0.76

Summary of Information for Stock Options Outstanding or Exercisable at June 30, 2008:

Information for Allin Stock Plans at June 30, 2008:	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Contractual Life	Number of Options Exercisable	Weighted-Average Exercise Price
Exercise Price:
Less than $1.00	735,000	$0.53	4.7 years	255,000	$0.32
From $1.00 to $1.99	250,000	$1.00	3.4 years	250,000	$1.00

	985,000	$0.65	4.4 years	505,000	$0.66

A total of 480,000 non-vested stock options were outstanding as of June 30, 2008, with 132,000, 113,000, 113,000, 68,000 and 54,000 scheduled to vest in 2008, 2009, 2010, 2011 and 2012, respectively, unless forfeited earlier. A total of 95,000 of the non-vested options will vest upon a change in control of the Company, as defined in certain employment agreements, if earlier than the normal vesting schedule. Rights to purchase shares for awards made to date under the Allin Stock Plans expire seven years from the date of grant or are forfeited earlier if an option holder ceases to be employed by the Company or a subsidiary for any reason, or if awarded to a non-employee director, are forfeited earlier if services as a director cease prior to vesting of the options. A total of 150,000 vested options to purchase shares are held by directors or a former director and do not have an early expiration provision.

Fair Value Expense for Share-Based Payment Arrangements

Information regarding the expense related to the fair value of share-based payment arrangements recorded during the three- and six-month periods ended June 30, 2008 and 2007, and expected for the next five years, is as follows.

Fair Value Expense for Share-Based Arrangements

(Dollars in thousands)
Recorded expense for the:
Three months ended June 30, 2008	$17
Three months ended June 30, 2007	7
Six months ended June 30, 2008	37
Six months ended June 30, 2007	15

Estimated expense to be recognized for the:
Year ended December 31, 2008	71
Year ended December 31, 2009	61
Year ended December 31, 2010	57
Year ended December 31, 2011	52
Year ended December 31, 2012	44

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

3.	Preferred Stock and Changes in Shareholders’ Equity

Preferred Stock

The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 25,000 have been designated and issued as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 1,000 as Series F Convertible Redeemable Preferred Stock, 150 as Series G Convertible Redeemable Preferred Stock and 250 as Series H Redeemable Preferred Stock. All of the shares of Series C, D, F, G and H preferred stock were outstanding as of June 30, 2008. The Company has no plans to issue additional shares of any of the series of preferred stock. The order of liquidation preference of the series of preferred stock, from senior to junior, is Series H, Series F, Series G, Series D and Series C.

Accrued dividends on Series C preferred stock were $4,427,000 as of June 30, 2008. The initial payment of accrued dividends on Series C preferred stock was scheduled to occur within ten days of June 30, 2006. However, the Company’s management deferred payment of the accrued dividends because, among other reasons, the Company’s credit agreement with S&T Bank prohibited payment of dividends on Series C preferred stock. The restriction under the loan agreement remains in effect currently. If at a future time the Company determines that payment would be advisable, it will seek elimination of the prohibition of payment under the S&T Loan Agreement if still in effect. Any future payment of dividends on Series C preferred stock is also subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Management does not currently expect dividend payments will be commenced for Series C preferred stock during the remainder of 2008 or during 2009.

Changes in Shareholders’ Equity

Information concerning changes to certain components of shareholders’ equity during the six-month period ended June 30, 2008 is as follows:

(Dollars in thousands)	Common Stock	Additional Paid-in-Capital	Accumulated Deficit
Balance, December 31, 2007	$83	$36,971	$(39,003)
Fair value of stock options	—	37	—
Dividends accrued on preferred stock	—	(751)	—
Issuance of common stock	1	118	—
Net income	—	—	1,809

Balance, June 30, 2008	$84	$36,375	$(37,194)

There were no changes to the other components of shareholders’ equity during this period. See Note 5 – Acquisitions for additional information related to the issuance of common stock.

4.	Lines of Credit

The Company and S&T Bank, a Pennsylvania banking association, entered into Loan and Security Agreement, as amended (the “S&T Loan Agreement”), for a revolving credit loan, under which the maximum borrowing availability is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged ninety days or less from the date of invoice. Accounts receivable from two customers aged up to one hundred twenty days may also be included in the maximum borrowing availability. Accounts receivable qualifying for inclusion in the borrowing base will be net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. The Company is required to file weekly borrowing base certificates calculating eligible accounts receivable and borrowing availability. Borrowings are permitted under the S&T Loan Agreement for general working capital purposes. The S&T Loan Agreement had an original term of one year, but has been renewed for ten successive one-year periods. The expiration date of the S&T Loan Agreement is September 30, 2009. As of June 30, 2008, maximum borrowing availability was $1,821,000. Balances outstanding were $2,015,000 and $820,000 as of June 30, 2008 and December 31, 2007, respectively. Any principal balance will be due at maturity, but may be repaid in whole or part at any time without penalty.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

In February 2008, the Company and its subsidiaries and S&T Bank entered into a Business Loan Agreement (“Loan Agreement”) and a Promissory Note (“Note”), and each of the Company and its subsidiaries and S&T Bank entered into Commercial Security Agreements. Collectively, the Loan Agreement, Note and Commercial Security Agreements are referred to as the “S&T Straight Credit Line.” The S&T Straight Credit Line will expire on September 30, 2009. Under the S&T Straight Credit Line, the Company may request principal borrowings up to an aggregate amount of $2,000,000. The principal balance of any borrowings will be due at maturity, although the Company may prepay a portion or all of outstanding borrowings at any time. However, prepayment of principal will not reduce the aggregate principal borrowings and therefore will not create greater borrowing availability than that existing immediately prior to the prepayment. There have been no borrowings to date under the S&T Straight Credit Line.

Loans made under the S&T Loan Agreement and the S&T Straight Credit Line bear interest at the bank’s prime interest rate plus one-half percent. During the period from January 1, 2008 through June 30, 2008, the rate of interest applicable to outstanding borrowings under the S&T Loan Agreement ranged from 7.75% to 5.50%. From February 14, 2008 through June 30, 2008, the applicable interest rate on the S&T Straight Credit Line ranged from 6.50% to 5.50%. There have been no subsequent changes to the interest rate of 5.50% in effect as of June 30, 2008. Interest payments are due monthly on any outstanding loan balances under the credit facilities. Interest expense related to borrowings under the S&T Loan Agreement was $22,000 and $34,000 for the three-month periods ended June, 2008 and 2007, respectively, and $32,000 and $45,000 for the six-month periods ended June, 2008 and 2007, respectively.

The S&T Loan Agreement includes a covenant requiring a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company met the cash flow covenant requirement for the first two quarters of 2008.

The S&T Loan Agreement and the S&T Straight Credit Line include consistent covenants relating to matters affecting the Company, including insurance coverage, financial accounting practices, audit rights, prohibited transactions and dividends. The covenant concerning dividends prohibits the Company from paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company’s stock, except for dividends payable in the ordinary course of business on the Company’s Series D, F, G and H preferred stock. The S&T Loan Agreement and S&T Straight Credit Line also include financial reporting requirements regarding annual audit reports, monthly financial statements and accounts receivable and payable statements. During July 2008, S&T Bank granted a waiver of the deadline for reporting financial results and accounts receivable and payable statements as of June 30, 2008. The Company experienced delays in producing this information coincident with its implementation of a new accounting and financial reporting system during July 2008. The Company subsequently met its monthly financial reporting requirements. As of June 30, 2008, the Company was in compliance with the other loan covenants under the credit facilities.

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

5.	Acquisitions

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

SharePointHosting.com

On May 20, 2008, Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”) acquired certain assets, including those specified in the table below, utilized in the operations of SharePointHosting.com from SmithBridge Technology Group, Inc. (“SmithBridge”) under an Asset Purchase Agreement among the parties. The financial results of the SharePointHosting.com operations following acquisition are included in Allin Consulting-Pennsylvania. SharePointHosting.com provides hosting services based on Windows SharePoint Services and Microsoft Office SharePoint Server technologies. SharePointHosting.com offers a variety of standard SharePoint hosting service plans in a shared infrastructure environment, as well as custom-built and dedicated hosting solutions to meet customers’ specific requirements. In connection with the acquisition, Allin Consulting-Pennsylvania hired three SmithBridge employees, two of whom were holders of all of the equity interests in SmithBridge, and entered into Confidentiality and Noncompetition Agreements with the two holders of equity interests in SmithBridge. The Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2008 include financial results associated with the acquired operations for the period from the date of acquisition.

Consideration paid at closing consisted of a cash payment of $235,000 and the issuance of 150,000 shares of the Company’s common stock, and the Company incurred $28,000 for professional services and finder’s fees related to the transaction. The market price of the Company’s common stock on the date of issuance was $0.79 per share, resulting in the recording of $1,000 to common stock and $117,000 to additional paid-in-capital. The Company’s estimates of the fair values of the acquired assets resulted in a purchase price allocation that exceeded the initial consideration and transaction costs, but is less than the maximum consideration that may be paid including the Earn Out Payments. Accrued purchase consideration of $729,000 is included in the Consolidated Balance Sheet as of June 30, 2008 related to the acquisition of SharePointHosting.com. The estimated acquisition price of $1,110,000 was allocated to purchased assets and assumed liabilities as follows:

(Dollars in thousands)
Prepaid expenses	$3
Property and equipment	131
Customer list	678
Non-competition agreements	79
Domain names	373
Deferred revenue	(154)

Net purchase price recorded	$1,110

The customer list, non-competition agreements and domain names are being amortized over estimated useful lives of 6.5 years, 3 years and 2.75 years, respectively, for financial reporting purposes. Amortization of the intangible assets is a deductible expense for income tax purposes over 15 years.

The Asset Purchase Agreement includes provisions for potential contingent consideration in the form of two “Earn Out Payments,” as defined in the agreement. Earn Out Payments are to be calculated based on formulas included in the Asset Purchase Agreement that will annualize revenue recognized in quarterly periods and compare the annualized amount to threshold and ceiling amounts. Annualized revenue at or above the ceiling amount will result in the maximum amount of contingent consideration for each respective period becoming due. Annualized revenue between the threshold and ceiling amounts will result in contingent consideration becoming due on a sliding scale. No contingent consideration will become due for each respective period if annualized revenue is below the threshold amount. The two Earn Out Payments will be based on annualizing revenue realized during the quarterly calendar periods ending December 31, 2008 and March 31, 2009. The maximum Earn Out Payment for the period ending December 31, 2008 will consist of a cash payment of $270,000 and the issuance of shares of the Company’s stock as determined by dividing a maximum of $200,000 by the greater of (a) $1.00 per share or (b) the average of the high and low trading prices of shares of the

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Company’s common stock for the five trading days preceding the date on which the payment is made. The maximum Earn Out Payment for the period ending March 31, 2009 will consist of a maximum cash payment of $270,000 and the issuance of shares of the Company’s stock as determined by dividing a maximum of $150,000 in the manner described above for the first Earn Out Payment. Any contingent consideration due under the Asset Purchase Agreement shall be due upon the earlier of thirty days after the completion of a review or audit of the results for the relevant fiscal period by the Company’s independent accountants or ninety days following the end of the applicable calendar quarter.

Pro forma Information

The following pro forma information for the three- and six-month periods ended June 30, 2008 and 2007 is based on the historical financial statements of the Company and the acquired business, SharePointHosting.com, for the portions of these periods prior to its acquisition by the Company, adjusted to give effect to the acquisition as if it had occurred on January 1, 2007. The pro forma information is not necessarily indicative of the operating results or financial position that would have been achieved if the acquisition of SharePointHosting.com had been consummated at the beginning of the period presented, nor is it necessarily indicative of the Company’s future operating results. The pro forma information does not give effect to any cost savings or integration benefits which may result from the acquisition.

(Dollars in thousands, except per share data)	As Reported	Acquired Business	Pro Forma Adjustments	Pro Forma Information
Three months ended June 30, 2008
Revenue	$7,938	$102	$—	$8,040
Net income	981	41	(32)	990
Net income attributable to shareholders	603	41	(32)	612
Earnings per share – basic	$0.07	$0.00	$0.00	$0.07
Earnings per share – diluted	$0.05	$0.00	$0.00	$0.05

Three months ended June 30, 2007
Revenue	$6,786	$119	$—	$6,905
Net income	402	20	(61)	361
Net income attributable to shareholders	45	20	(61)	4
Earnings per share – basic and diluted	$0.01	$0.00	$(0.01)	$0.00

Six months ended June 30, 2008
Revenue	$16,114	$310	$—	$16,424
Net income	1,809	131	(95)	1,845
Net income attributable to shareholders	1,058	131	(95)	1,094
Earnings per share – basic	$0.13	$0.01	$(0.01)	$0.13
Earnings per share – diluted	$0.09	$0.01	$(0.01)	$0.09

Six months ended June 30, 2007
Revenue	$12,966	$215	$—	$13,181
Net income	1,194	36	(123)	1,107
Net income attributable to shareholders	489	36	(123)	402
Earnings per share – basic	$0.06	$0.00	(0.01)	$0.05
Earnings per share – diluted	$0.05	$0.00	$(0.01)	$0.04

The pro forma information presented above reflects the assumed effects of certain pro forma adjustments, including assumed additional amortization expense on intangible assets recorded in connection with the acquisition, additional interest expense due to assumed earlier disbursement of purchase consideration for the SharePointHosting.com acquisition and the assumed effect of consolidation on income tax expense.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

CodeLab Technology Group

The Stock Purchase Agreement entered into for the Company’s 2005 acquisition of CodeLab Technology Group, Inc. (“CodeLab”) provided for annual payments of contingent consideration to be paid to the former holders of equity interests in CodeLab for each of the three annual periods ending July 31, 2006, 2007 and 2008, consisting of a combination of cash and shares of the Company’s common stock. Any contingent payments due are to be calculated pursuant to a negotiated formula, as specifically set forth in the Purchase Agreement, that is based upon an agreed to multiple of the net operating profit of CodeLab’s business, determined on an accrual basis before deductions for income taxes, interest, depreciation and amortization, in the relevant annual period, and subject to further adjustments as set forth in the Purchase Agreement.

As of December 31, 2007, on the basis of management’s evaluation of CodeLab’s operating results for August through December 2007 and 2008 projections, the Company believed it was highly likely that contingent consideration would be paid for the third annual period ending July 31, 2008 and that the amount could be reasonably estimated. The Company’s estimate was $1,209,000, of which $96,000 was expected to be recorded as expense for compensatory elements. Expense of $45,000 has been recorded for the compensatory elements as of December 31, 2007. The remainder of the estimated contingent consideration of $1,113,000 was regarded as additional purchase price and was recorded as goodwill as of December 31, 2007. The Consolidated Balance Sheet as of December 31, 2007 includes $1,183,000 of accrued acquisition consideration related to CodeLab, $25,000 and $1,158,000 related to the annual periods ending July 31, 2007 and 2008, respectively.

In January 2008, the Company paid the former equity holders of CodeLab an aggregate amount of $25,000 to discharge the liability remaining from the second annual period ended July 31, 2007. Management monitored the results of CodeLab’s operations and the change in market value of the Company’s common stock during the first and second quarters of 2008 and revised its estimate for contingent consideration expected to be paid for the third annual period ending July 31, 2008. The Company’s revised estimates as of March 31, 2008 and June 30, 2008, respectively, are $978,000 and $506,000. The portion of the contingent consideration expected to be recorded as expense for compensatory elements was not changed. The Company recorded $22,000 and $44,000 of expense for the compensatory elements during the three- and six-month periods ended June 30, 2008, respectively, and expects to record $7,000 of additional expense during July 2008. The Company recorded adjustments to reduce goodwill by $231,000 and $472,000 as of March 31, 2008 and June 30, 2008, respectively, to reflect the change in estimate for the portion of the contingent consideration regarded as additional purchase price. Accrued consideration of $499,000 related to the CodeLab acquisition is included on the Consolidated Balance Sheet as of June 30, 2008.

Jimary Business Systems

The Asset Purchase Agreement entered into in 2004 under which Allin Consulting-Pennsylvania acquired certain assets owned by, and assumed certain liabilities of, Accounting Technology Professionals, L.L.C. d/b/a Jimary Business Systems (“Jimary Business Systems”), also provided for contingent consideration for the purchased assets in the form of annual earn-out payments in cash for each of three annual periods ending November 30, 2005, 2006 and 2007, determined and adjusted in accordance with the Asset Purchase Agreement. The Consolidated Balance Sheet as of December 31, 2007 included $223,000 of accrued acquisition consideration related to the Jimary Business Systems acquisition for the period ended November 31, 2007. The Company made a cash payment to discharge this liability during January 2008.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Supplemental Disclosure of Cash Flow Information

The Company’s Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2008 and 2007, respectively, include cash used of $1,212,000 and $29,000 related to the acquisitions of SharePointHosting.com, CodeLab and Jimary Business Systems. The cash used has been recorded as follows:

Six months ended June 30	2008	2007
(Dollars in thousands)
Prepaid expenses	$3	$—
Property and equipment	131	—
Customer list	678	—
Non-competition agreements	79	—
Domain names	373	—
Goodwill	(702)	—
Note payable	700	—
Deferred revenue	(154)	—
Accrued acquisition consideration	222	29
Common stock	(1)	—
Additional paid-in-capital	(117)	—

Net cash used for acquisition of businesses	$1,212	$29

6.	Goodwill and Other Intangible Assets

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

Business Acquired	Year	Type(s) of Intangible Assets
Allin Corporation of California	1996	Goodwill
Allin Consulting of Pennsylvania, Inc.	1998	Goodwill, customer list
MEGAbase, Inc.	1998	Goodwill
Computer Resources	2004	Customer list
Jimary Business Systems	2004	Goodwill, customer list, non-competition agreement
CodeLab	2005	Goodwill, customer list, non-competition agreement
SharePointHosting.com	2008	Customer list, non-competition agreements, domain names

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

Goodwill

As of June 30, 2008, the Company’s Consolidated Balance Sheet includes goodwill of $5,510,000. The table below reflects the changes in recognized value of goodwill during the six-month period ended June 30, 2008 and the year ended December 31, 2007, by reportable segment.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Dollars in thousands	Balance June 30, 2008	2008 Acquisition Contingent Consideration	Balance December 31, 2007	2007 Acquisition Contingent Consideration	Balance January 1, 2007
Attributed Segment:
Technology Infrastructure	$349	$(32)	$381	$76	$305
Collaborative Solutions	4,192	(577)	4,769	767	4,002
Business Process	395	—	395	194	201
Systems Integration	255	(46)	301	125	176
Information Systems Product Sales	88	—	88	38	50
Other Services	231	(47)	278	51	227

Total	$5,510	$(702)	$6,212	$1,251	$4,961

Changes in goodwill attributed to the Technology Infrastructure, Collaborative Solutions, Systems Integration and Other Services segments during 2008 and 2007 related to the acquisition of CodeLab. The goodwill attributed to the Business Process and Information Systems Product Sales segments during 2007 related to the acquisition of Jimary Business Systems.

Customer Lists, Non-Competition Agreements and Domain Names

The other intangible assets included in the Company’s Consolidated Balance Sheet as of June 30, 2008 are as follows:

As of June 30, 2008 (Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$3,337	$1,788	$1,549
Non-competition agreement	219	99	120
Domain names	373	16	357

Total intangible assets	$3,929	$1,903	$2,026

The customer list associated with the acquisition of CodeLab is being amortized over a period ending in 2013, the customer lists associated with the acquisitions of Allin Consulting-Pennsylvania, Computer Resources and Jimary Business Systems are being amortized over periods ending in 2009, and the customer list associated with the acquisition of SharePointHosting.com is being amortized over a period ending in 2014. The useful lives correspond with the periods of attributed cash flows in the Company’s fair value estimates, or for CodeLab, with the useful life recommended by independent appraisal. The non-competition agreement associated with the CodeLab acquisition is being amortized over a five-year term, as recommended in the independent appraisal, while the non-competition agreement associated with the SharePointHosting.com acquisition is being amortized over the three-year contractual term. The domain names associated with the acquisition of SharePointHosting.com are being amortized over a period of 2.75 years, which was the remainder of the current registration period at the time of acquisition.

Amortization Expense

Information regarding aggregate amortization expense recorded during the three- and six-month periods ended June 30, 2008 and 2007, expected for the full year 2008, and expected for the following five years, is as follows.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Amortization Expense

(Dollars in thousands)
Recorded expense for the:
Three months ended June 30, 2008	$159
Three months ended June 30, 2007	110
Six months ended June 30, 2008	286
Six months ended June 30, 2007	177

Estimated expense to be recognized for the:
Year ended December 31, 2008	$674
Year ended December 31, 2009	777
Year ended December 31, 2010	510
Year ended December 31, 2011	280
Year ended December 31, 2012	252
Year ended December 31, 2013	190

Actual amortization expense for the three- and six-month period ended June 30, 2008 and 2007, and estimated amortization expense for the years ended December 31, 2008 through December 31, 2010 includes amortization related to capitalized software development.

7.	Income Taxes

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

Deferred Tax Assets and Liabilities

The components of the deferred tax assets and liabilities, as of June 30, 2008 and December 31, 2007, are as follows:

Deferred Tax Assets and Liabilities

(Dollars in thousands)	June 30, 2008	December 31, 2007
Deferred tax assets:
Net operating loss carryforwards	$6,238	$6,919
Intangible asset differences	357	380
Miscellaneous	114	100

	6,709	7,399
Valuation allowance	(4,321)	(4,879)

Net deferred tax assets	$2,388	$2,520

Deferred tax liabilities:
Intangible asset differences	$75	$72

	$75	$72

On the Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007, the deferred tax liabilities are netted against the non-current portion of deferred tax assets, as required by SFAS No. 109.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Valuation allowances have been recorded based on the Company’s realizability estimates and offset additional net deferred tax assets. Management believed it was more likely than not as of June 30, 2008 and December 31, 2007 that the net recognized deferred tax assets would be realized in future periods. Management assesses the realizability of deferred tax assets quarterly and adjusts the valuation allowance based on its assessment. The valuation allowance decreased by $558,000 and $2,086,000 during the six-month period ended June 30, 2008 and the year ended December 31, 2007, respectively. The Company’s results of operations in future periods are subject to a number of material risks, including risks arising from concentrations related to the Interactive Media and Systems Integration segments, where revenue has historically resulted from a small number of large projects each year for a small number of customers concentrated in one industry. Management evaluates the Company’s results of operations, the backlog of committed business for future periods and its assessment of opportunities that might arise from the Company’s customers on a recurring basis. The Company’s evaluations during 2008 and 2007 indicated the risks were mitigated by the other factors such that significant reductions in the valuation allowance were appropriate. The Company believes that material uncertainty continues to exist as to the long-term realization of benefits greater than the recognized balance of deferred tax assets as of June 30, 2008.

As of June 30, 2008, the Company estimates its potentially realizable net operating loss carryforwards are approximately $14,350,000 and $26,401,000 for federal and state income tax purposes, respectively. The realization of the potential federal and state tax benefits related to net operating loss carryforwards, estimated to be approximately $4,879,000 and $1,359,000, respectively, as of June 30, 2008, depends on the Company’s ability to generate future taxable income. The net operating loss carryforwards are scheduled to expire at various times from 2010 through 2028. Tax returns for states in which the Company or subsidiaries operate, other than California, are filed on a single corporation basis, which may limit the Company’s ability to realize benefits related to net operating loss carryforwards. During the six months ended June 30, 2008 and the year ended December 31, 2007, the Company realized benefits from the use of previously recorded deferred tax assets for net operating loss carryforwards to reduce taxable income.

Provision for Income Taxes

The provision for income taxes is comprised of the following for the three- and six-month periods ended June 30, 2008 and 2007:

	Provision for Income Taxes
(Dollars in thousands)	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Current
Federal	$25	$6	$42	$22
State	18	1	33	10

Total current	43	7	75	32

Deferred	394	147	693	433
Valuation Allowance	(290)	(109)	(559)	(392)

Provision for income taxes	$147	$45	$209	$73

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A reconciliation of income taxes computed at the statutory federal income tax rate of 34% to the provision for income taxes reflected in the Consolidated Statements of Operations follows for the three- and six-month periods ended June 30, 2008 and 2007:

	Provision for Income Taxes
(Dollars in thousands)	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Estimated provision for income taxes at federal statutory rate	$383	$152	$691	$431

Non-amortizable intangible asset	18	18	36	36
State income tax expense	18	1	33	10
Change in valuation allowance	(290)	(109)	(559)	(392)
Change in estimates and other	18	(17)	8	(12)

Provision for income taxes	$147	$45	$209	$73

Cash Payments

Cash payments for income taxes were $17,000 and $14,000 during the three-month periods ended June 30, 2008 and 2007, respectively, and $36,000 and $26,000 during the six-month periods ended June 30, 2008 and 2007, respectively.

Uncertainty Regarding Income Taxes

On January 1, 2007, the Company implemented Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN No. 48”), which prescribes measurement attributes and a recognition threshold, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial reporting purposes. The Company and its subsidiaries file U.S. federal income tax returns on a consolidated basis and California income tax returns on a unitary basis for the group. The Company and its subsidiaries also file various state income tax returns on a single corporation basis. The Company believes it is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2001.

The Company reviewed its previously recognized tax benefits and determined that no material uncertainty was indicated as of the implementation of the new standard. Consequently, no adjustments were recorded upon implementation of FIN No. 48 to establish liabilities for unrecognized tax benefits. The Company also reviewed the tax benefits expected to be recognized for 2007 and 2008 in estimating federal and state income tax provisions for the year ended December 31, 2007 and the six-month period ended June 30, 2008. The Company determined that no material uncertainty was indicated regarding the expected tax benefits. Consequently, a tabular reconciliation of the beginning and ending amount of unrecognized tax benefits and any additions, reductions and changes has been omitted. No accrual for interest and penalties was recognized upon implementation of FIN No. 48, during the year ended December 31, 2007 or the six-month period ended June 30, 2008.

There were no income tax examinations in progress when the Company implemented FIN No. 48. From September 2007 to April 2008, the Internal Revenue Service audited the Company’s consolidated return for the year ended December 31, 2005. The Internal Revenue Service proposed an adjustment to increase 2005 tax-basis income by $25,000. The Company accepted the finding and the audit has been closed. Due to the availability of net operating loss carryforwards, the audit adjustment did not result in a change to the 2005 tax provision. The Company has reduced its estimate of deferred tax assets related to federal net operating loss carryforwards as a result of the audit adjustment. No other examinations have subsequently commenced, nor has the Company or any of its subsidiaries been given notice of another impending examination.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

8.	Industry Segment Information

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

Revenue

Information on revenue derived from external customers is as follows:

Revenue from External Customers

(Dollars in thousands)	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Technology Infrastructure	$572	$637	$1,160	$1,250
Collaborative Solutions	2,573	2,410	4,976	4,827
Business Process	545	691	1,048	1,437
Interactive Media	852	719	2,050	1,368
Systems Integration	2,341	1,543	5,120	2,828
Information System Product Sales	439	421	665	626
Other Services	616	365	1,095	630

Consolidated Revenue from External Customers	$7,938	$6,786	$16,114	$12,966

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Certain of the Company’s segments performed services for related entities. All revenue recorded for these services is eliminated in consolidation. Information on revenue derived from services for related entities is as follows:

Revenue from Related Entities

(Dollars in thousands)	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Total Revenue from Services for Related Entities	$93	$99	$137	$143

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

Gross Profit

(Dollars in thousands)	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Technology Infrastructure	$327	$324	$655	$682
Collaborative Solutions	1,425	1,295	2,804	2,713
Business Process	320	406	601	862
Interactive Media	479	437	1,239	920
Systems Integration	1,139	726	2,421	1,353
Information System Product Sales	140	123	194	174
Other Services	324	90	584	147

Consolidated Gross Profit	$4,154	$3,401	$8,498	$6,851

Assets

Information on total assets attributable to segments is as follows:

(Dollars in thousands)	Total Assets
	June 30, 2008	December 31, 2007
Technology Infrastructure	$1,099	$1,174
Collaborative Solutions	8,272	8,094
Business Process	1,071	1,329
Interactive Media	1,187	1,134
Systems Integration	3,805	4,326
Information System Product Sales	408	263
Other Services	2,659	1,335
Corporate & Other	1,023	1,089

Consolidated Total Assets	$19,524	$18,744

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Information about Major Customers

As of June 30, 2008, one significant customer comprised 17% of the Company’s accounts receivable. As of December 31, 2007, two significant customers comprised 13% and 10%, respectively, of the Company’s accounts receivable.

Information concerning significant customers accounting for greater than 10% of the Company’s consolidated revenue in the respective periods is shown below.

Revenue (Dollars in thousands)	Percentage of Consolidated Revenue	Segments Included
Three Months Ended June 30, 2008
1,520	19%	Interactive Media, Systems Integration, Information System Product Sales, Other Services

Three Months Ended June 30, 2007
830	12%	Interactive Media, Systems Integration, Information System Product Sales, Other Services

Six Months Ended June 30, 2008
1,739	11%	Interactive Media, Systems Integration, Other Services

1,718	11%	Interactive Media, Systems Integration, Information System Product Sales, Other Services

Six Months Ended June 30, 2007
1,340	10%	Interactive Media, Systems Integration, Information System Product Sales, Other Services

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

During the three-month period ended June 30, 2008, four significant suppliers accounted for 37%, 17%, 16% and 15% of materials purchases for these segments. The Company operated under a License and Supply Agreement with one of these major suppliers, which expired on June 30, 2008. The Company does not operate under supply agreements with the other vendors, but there are alternate sources of supply for the products purchased from two of the vendors. During the six-month period ended June 30, 2008, one significant supplier accounted for 54% of materials purchases for these segments. The Company does not operate under supply agreement with this vendor, but there are alternate sources of supply for the purchased products.

During the three-month period ended June 30, 2007, three significant suppliers accounted for 29%, 18% and 11% of materials purchases for these segments. The Company does not operate under supply agreements with these vendors, but there are alternate sources of supply for the products purchased from two of the vendors. During the six-month period ended June 30, 2007, four significant suppliers accounted for 34%, 16%, 16% and 10% of materials purchases for these segments. The Company operated under a License and Supply Agreement with one of these major suppliers. The Company does not operate under supply agreements with the other vendors, but there are alternate sources of supply for the products purchased from two of the vendors.

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis by management provides information with respect to the financial condition and results of operations of Allin Corporation (the “Company”) for the three- and six-month periods ended June 30, 2008 and 2007. This discussion should be read in conjunction with the information contained in Part I, Item 1A – Risk Factors and Part II, Item 8 – Financial Statements and Supplementary Data in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and the information contained in Part I, Item 1 – Financial Statements and Part II, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references herein to the “Company” refer to Allin Corporation and its subsidiaries. All references to “Microsoft” refer to Microsoft Corporation.

In the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q, words such as “believes,” “expects,” “intends,” “will,” “seek,” “continue,” “estimate,” “likely,” “anticipate,” “may,” “could,” “future,” “project” and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, dependence on key personnel, general economic conditions, committed backlog, practice area and customer concentration, project schedule delays by customers, risks associated with significant suppliers, fluctuations in operating results, integration of recently acquired businesses, competitive market conditions in the Company’s existing lines of business, geopolitical considerations, liquidity and credit risk, public market and trading issues and technological obsolescence, as well as other risks and uncertainties. See Part II, Item 1A – Risk Factors below.

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

The Company recently enhanced its presence in the growing software as a service (“SaaS”) technology space through Allin Consulting of Pennsylvania, Inc.’s (“Allin Consulting-Pennsylvania”) May 2008 acquisition of the SharePointHosting.com domain, a provider of hosting solutions based on Microsoft Windows SharePoint Services and Microsoft Office SharePoint Server. SharePointHosting.com multi-tenant and dedicated SaaS environments are currently utilized by more than eight hundred domestic and international customers. The Company’s management believes SharePointHosting.com’s ability to offer secure, dependable and cost-effective SharePoint SaaS environments gives the Company the opportunity to alleviate one of our customers’ largest obstacles to deploying SharePoint as a key platform for business communication, collaboration and enterprise search.

The Company is headquartered in Pittsburgh, Pennsylvania with additional offices located in Northern California in San Jose and Walnut Creek, in the Boston area in Wakefield, Massachusetts, in Ft. Lauderdale, Florida and, following the acquisition of SharePointHosting.com, in Philadelphia, Pennsylvania.

Revenue, cost of sales and gross profit derived for the four practice areas is collectively reflected as Consulting Services on the Company’s Consolidated Statements of Operations in Item 1 – Financial Statements. A brief description of the Company’s practice areas follows:

•

The Technology Infrastructure Practice Area focuses on customers’ network and application architecture, messaging and collaboration systems, operations management and security issues. Technology Infrastructure designs and implements enterprise-quality Microsoft technology that maximizes network availability and efficiency and enables customers to reduce costs and protect vital resources. Services include network architecture and application design, evaluation of customer operating systems and database platforms, design and deployment of messaging and collaboration infrastructure to store and share information, and evaluation and upgrading of operations management and information system security procedures. Technology Infrastructure consulting services are provided from the Company’s Northern California, Pittsburgh and Boston offices. Technology Infrastructure revenue represented 7% and 10% of the Company’s consolidated revenue during the six months ended June 30, 2008 and the year ended December 31, 2007, respectively.

•

The Collaborative Solutions Practice Area provides customized application development based on the Microsoft .NET framework, portals and information workflow solutions, business intelligence solutions and enterprise project management solutions. Collaborative Solutions enables organizations to evaluate and streamline key business activities and optimize the creation, storage, sharing and retrieval of information. Collaborative Solutions’ customized application development addresses customers’ needs for automated processes and streamlined workflows to gain cost, time and quality improvements. Portal and workflow solutions ensure optimal delivery of information to employees, customers, partners and suppliers. Business intelligence solutions organize data into understandable information for strategic decision making. Enterprise project management solutions enable customers to optimize use of resources, improve communication and collaboration among team members and improve project performance. Collaborative Solutions services are provided from the Company’s Northern California, Pittsburgh and Boston offices. Collaborative Solutions revenue represented 31% and 38% of the Company’s consolidated revenue during the six months ended June 30, 2008 and the year ended December 31, 2007, respectively.

•

The Business Process Practice Area provides services that help organizations across a broad array of industries automate processes, make more profitable decisions, and accelerate growth. Business Process customizes and implements the full range of Microsoft Dynamics software including Dynamics GP, Dynamics SL and Dynamics CRM. Dynamics GP-based solutions provide outstanding financial tools to enhance the visibility and control of business information and the back office modules necessary to unify an organization’s business processes. The Business Process Practice Area maximizes Dynamics SL’s project-centric back office capabilities by using its customization and integration tools to help customers implement project accounting best practices. Business Process designs and deploys Dynamics CRM to assist businesses in the development of profitable customer relationships through lead and opportunity management, incident management, a searchable knowledgebase and integrated reporting tools. Business Process services are provided from the Company’s Pittsburgh, Northern California and Boston offices. Business Process revenue represented 7% and 12% of the Company’s consolidated revenue during the six months ended June 30, 2008 and the year ended December 31, 2007, respectively.

•

The Interactive Media Practice Area offers innovative solutions including technology architecture design and applications development for the on-demand delivery of media rich video content. Interactive Media customers have historically been concentrated in the cruise industry. The Company’s customers include premiere operating brands from the world’s largest cruise organizations, Carnival Corporation & Plc. (“Carnival”), Royal Caribbean Cruises, Ltd. (“Royal Caribbean”), MSC Crociere S.p.A. (“MSC”) and NCL Corporation (“NCL”), as well as smaller cruise lines serving distinct markets. The Company’s DigiMix™ and DigiRF™ interactive television solutions support cruise lines’ onboard operations and enhance passenger amenities by providing in-cabin entertainment, shore excursion preview and ordering, real-time ship-to-cabin communication, information and other services, including food and wine orders, spa/salon information and shopping. Interactive Media’s solutions enable customers to generate incremental revenue, promote operating efficiencies and enhance customer service. Interactive Media solutions are Internet accessible, highly-functional applications utilizing high-end graphics and digital video content. Interactive Media activities are provided from the Company’s Ft. Lauderdale office, which is located near the most active concentration of cruise line operations in the United States. Interactive Media revenue represented 13% and 9% of the Company’s consolidated revenue during the six months ended June 30, 2008 and the year ended December 31, 2007, respectively.

In addition to the practice areas described above, the Company’s operations include three other segments, Systems Integration, Information System Product Sales and Other Services:

•

Systems Integration operations focus on the implementation of specialized technology platforms that provide flexible, scalable solutions meeting customers’ technology needs and preferences. Historically, Systems Integration revenue has been concentrated among cruise industry customers in projects related to the services provided by the Interactive Media Practice Area. The Company’s flexible DigiMix™ and DigiRF™ interactive television platform offers solutions for digital networks and hybrid distribution systems. Forty-nine shipboard interactive television systems installed by the Company since 1997 are currently in operation. Implementation of interactive television systems is also currently in progress on two additional ships. Management believes this represents the largest base of cruise industry interactive television operations by any provider of interactive television services. During 2007 and the first half of 2008, Systems Integration operations also included implementation of specialized technology platforms for a customer in the financial services market. Systems Integration operations are provided from the Company’s Ft. Lauderdale and Boston offices. Systems Integration revenue represented 32% and 19% of the Company’s consolidated revenue during the six months ended June 30, 2008 and the year ended December 31, 2007, respectively.

•

Information System Product Sales reflects the Company’s sales of computer software and other technology products. The Company actively promotes the sale of Microsoft Dynamics software and related products in association with the services of the Business Process Practice Area. The Company also sells interactive television equipment and other products based on customer needs. Information System Product Sales represented 4% of the Company’s consolidated revenue during each of the six–month period ended June 30. 2008 and the year ended December 31, 2007, respectively.

•

The Other Services segment reflects revenue derived from software license fees, website hosting services, amounts billed for out-of-pocket costs, fees for resources outsourced for customer-managed projects, and other activities peripheral to the Company’s operations, including referral commissions or placement fees. Other Services revenue represented 7% and 8% of the Company’s consolidated revenue during the six months ended June 30, 2008 and the year ended December 31, 2007, respectively.

The Company was organized as a Delaware corporation in July 1996 to act as a holding company. As of June 30, 2008, the organizational legal structure consists of Allin Corporation and six subsidiaries. Allin Interactive Corporation (“Allin Interactive”), Allin Corporation of California (“Allin Consulting-California”), Allin Consulting-Pennsylvania, CodeLab Technology Group, Inc. (“CodeLab”) and Allin Network Products, Inc. (“Allin Network”) are operating subsidiaries that focus on the Company’s consulting and systems integration services. Allin Holdings Corporation (“Allin Holdings”) is a non-operating subsidiary that provides treasury management services to the Company. The Company utilizes the trade-names Allin Interactive, Allin Consulting, CodeLab Technology Group and SharePointHosting.com in its operations. Management believes the trade names are recognized in the markets the Company serves. All trade- and brand-names included in this Quarterly Report on Form 10-Q are the property of their respective owners.

Financial Overview

The following table provides a summary of key financial information from the Company’s Statements of Operations for the three-month periods ended June 30, 2008 and 2007, as well as period-to-period percentage changes.

(Dollars in thousands)	Three Months Ended June 30,
	2008	2007	% Increase
Statement of Operations Data:
Revenue	$7,938	$6,786	17%
Gross profit	4,154	3,401	22%
Selling, general and administrative expenses	3,596	2,921	23%
Net income	981	402	144%

Comparing the three-month periods ended June 30, 2008 and 2007, the Company experienced period-to-period increases in revenue of $1,152,000 and gross profit of $753,000. The Company’s aggregate consulting services realized increases of $85,000 (2%) in revenue and $89,000 (4%) in gross profit. Significant period-to-period improvements in revenue and gross profit were realized by the Collaborative Solutions, Interactive Media, Systems Integration and Other Services segments. However, the Business Process segment experienced significant period-to-period declines in revenue and gross profit that partially offset the increases. The period-to-period changes in revenue or gross profit for the Technology Infrastructure and Information System Product Sales segments were relatively small and did not significantly impact the period-to-period changes in total revenue or gross profit.

Collaborative Solutions revenue and gross profit increased by $163,000 (7%) and $130,000 (10%), comparing the three-month periods ended June 30, 2008 and 2007. Management attributes the period-to-period increases primarily to continued strong demand for solutions based on Microsoft SharePoint technology.

Period-to-period changes in Interactive Media included increases in revenue of $133,000 (18%) and gross profit of $42,000 (10%), comparing the three-month periods ended June 30, 2008 and 2007. Management attributes the increases to a greater number of active large projects for shipboard interactive television systems in the second quarter of 2008 than in the second quarter of 2007. Comparing the three-month periods ended June 30, 2008 and 2007, Systems Integration revenue and gross profit increased by $798,000 (52%) and $413,000 (57%), respectively. Management also attributes the period-to-period increases in Systems Integration revenue and gross profit to the higher level of activity on shipboard interactive television systems during the second quarter of 2008, on projects related to those noted above for Interactive Media consulting. Management expects that the levels of Interactive Media and Systems Integration revenue and gross profit realized during each of the third and fourth quarters of 2008 will be less than the levels realized during the second quarter of 2008 due to the timing of delivery of new ships for which the Company is providing systems and due to continuing economic weakness.

Comparing the second quarters of 2008 and 2007, Business Process revenue and gross profit declined by $146,000 (21%) and $86,000 (21%), respectively. Management attributes the changes primarily to the inclusion of activity for one unusually large project during the second quarter of 2007. There were no projects with a comparable level of activity during the second quarter of 2008.

Other Services revenue and gross profit increased by $251,000 (69%) and $234,000 (160%), respectively, comparing the three-month periods ended June 30, 2008 and 2007. During the second quarter of 2008, other services revenue and gross profit increased primarily due to growth in software licensing revenue associated with the Company’s DigiMix™ software applications utilized for shipboard interactive television platforms and the inclusion of hosting fees associated with SharePointHosting.com operations for a portion of the quarter. Management believes the May 2007 introduction of a new generation of DigiMix™ software applications has stimulated demand for the Company’s interactive television solutions.

The increase in selling, general and administrative expenses for the three-month period ended June 30, 2008, as compared to the three-month period ended June 30, 2007, was $675,000. Period-to-period increases were realized in compensation for additions to the Company’s technical consulting staff and sales and marketing personnel, rent expense due to expansion of the Boston and Ft. Lauderdale offices as well as the acquisition of SharePointHosting.com and depreciation and amortization.

The Company recognized a gain of $609,000 during June 2008 from the extinguishment of a liability for goods purchased and utilized in the Company’s operations. The gain recognized was due to the expiration of the statutory period for a commercial claim under the sales terms of the arrangement.

The following table provides a summary of key financial information from the Company’s Statements of Operations for the six-month periods ended June 30, 2008 and 2007, as well as period-to-period percentage changes.

(Dollars in thousands)	Six Months Ended June 30,
	2008	2007	% Increase
Statement of Operations Data:
Revenue	$16,114	$12,966	25%
Gross profit	8,498	6,851	24%
Selling, general and administrative expenses	7,019	5,540	27%
Net income	1,809	1,194	52%

Comparing the six-month periods ended June 30, 2008 and 2007, the Company experienced period-to-period increases in revenue of $3,148,000 and gross profit of $1,647,000. The Company’s aggregate consulting services realized increases of $352,000 (4%) in revenue and $122,000 (2%) in gross profit. Significant period-to-period improvements in revenue and gross profit were realized by the Interactive Media, Systems Integration and Other Services segments. However, the Business Process segment experienced significant period-to-period declines in revenue and gross profit that partially offset the increases. The period-to-period changes in revenue or gross profit for the Technology Infrastructure, Collaborative Solutions and Information System Product Sales segments were relatively small and did not significantly impact the period-to-period changes in total revenue or gross profit.

Period-to-period changes in Interactive Media included increases in revenue of $682,000 (50%) and gross profit of $319,000 (35%), comparing the six-month periods ended June 30, 2008 and 2007. Management attributes the increases to a greater number of active large projects for shipboard interactive television systems in the first half of 2008 than in the first half of 2007. Comparing the six-month periods ended June 30, 2008 and 2007, Systems Integration revenue and gross profit increased by $2,292,000 (81%) and $1,068,000 (79%), respectively. Management also attributes the period-to-period increases in Systems Integration revenue and gross profit to the higher level of activity on large shipboard interactive television systems during the first half of 2008, on projects related to those noted above for Interactive Media consulting.

Comparing the six-month periods ended June 30, 2008 and 2007, Business Process revenue and gross profit declined by $389,000 (27%) and $261,000 (30%), respectively. Management attributes the changes primarily to the inclusion of activity for three unusually large projects during the first half of 2007. There were no projects with a comparable level of activity during the first half of 2008.

Other Services revenue and gross profit increased by $465,000 (74%) and $437,000 (197%), respectively, comparing the six-month periods ended June 30, 2008 and 2007. Other services revenue and gross profit during the first half of 2008 increased in part due to software licensing revenue associated with the Company’s DigiMix™ software applications utilized for shipboard interactive television platforms and the inclusion of hosting fees for SharePointHosting.com for a portion of the first half of 2008.

The increase in selling, general and administrative expenses for the six-month period ended June 30, 2008, as compared to the six-month period ended June 30, 2007, was $1,479,000. Period-to-period increases were realized in compensation for additions to the Company’s technical consulting staff and sales and marketing personnel, rent, travel and research and development expenses, as well as the acquisition of SharePointHosting.com and depreciation and amortization.

The Company’s cash balance decreased from $900,000 as of December 31, 2007 to $830,000 as of June 30, 2008, a decrease of $70,000. The overall change in cash reflects the netting of significant cash flows provided by operating activities, primarily from current operations, and cash flows provided by financing activities, primarily borrowing on the Company’s line of credit, with cash flows used for investing activities, primarily for consideration related to acquisitions and capital expenditures. Operating activities resulted in net cash provided of $436,000 during the six-month period ended June 30, 2008. Cash generated from operations was $1,849,000, while changes in working capital resulted in a net use of $1,413,000. Working capital changes using cash included significant decreases in accounts payable and billings in excess of costs and estimated gross margins of $954,000 and $512,000, respectively, along with increases in accounts receivable and costs and estimated gross margins in excess of billings of $726,000 and $106,000, respectively. Working capital changes providing cash included significant increases in other accrued liabilities, customer deposits and accrued compensation and payroll taxes of $298,000, $251,000 and $140,000, respectively. Management believes the changes in working capital reflect significant outlays for project-related materials, including computer hardware and interactive television equipment necessary for the high level of project activity related to shipboard interactive television systems. Investing activities resulted in net cash used of $1,346,000, primarily $1,212,000 for consideration related to acquisitions, including both initial consideration related to the acquisition of SharePointHosting.com and contingent consideration related to the acquisitions in 2004 and 2005, respectively, of Accounting Technology Professionals L.L.C. d/b/a Jimary Business Systems (“Jimary Business Systems”) and CodeLab, and $138,000 for capital expenditures. Financing activities resulted in net cash provided of $840,000, primarily from net borrowings on the Company’s line of credit, net of preferred stock dividend payments.

As discussed above, in May 2008, the Company, through its subsidiary Allin Consulting-Pennsylvania, acquired certain assets utilized in the operations of SharePointHosting.com from SmithBridge Technology Group, Inc. (“SmithBridge”) under an Asset Purchase Agreement among the parties, including internet domain properties, a customer list and customer agreements, and computer hardware, software, switches and other technical infrastructure supporting the operations of SharePointHosting.com. Initial consideration paid at closing included a cash payment of $235,000 and the issuance of 150,000 shares of the Company’s common stock. The Asset Purchase Agreement includes provisions for potential contingent consideration in the form of two “Earn Out Payments,” as defined in and calculated by formulas set forth in the Asset Purchase Agreement. The first Earn Out Payment will be based on annualizing revenue realized during the quarterly calendar period ending December 31, 2008 and will consist of a maximum cash payment of $270,000 and the issuance of shares of the Company’s stock as determined by dividing a maximum of $200,000 by the greater of (a) $1.00 per share or (b) the average of the high and low trading prices of shares of the Company’s common stock for the five trading days preceding the date on which the payment is made. The second Earn Out Payment will be based on annualizing revenue realized during the quarterly calendar period ending March 31, 2009 and will consist of a maximum cash payment of $270,000 and the issuance of shares of the Company’s stock as determined by dividing a maximum of $150,000 in the manner described above for the first Earn Out Payment. The formulas set forth in the Asset Purchase Agreement provide threshold levels for annualized revenue during each period, below which no consideration is due and contemplate the calculation of contingent consideration on a sliding scale up to the maximum amounts noted above based on the actual levels of annualized revenue realized in the respective periods. Any contingent consideration due under the Asset Purchase Agreement shall be due upon the earlier of thirty days after the completion of a review or audit of the results for the relevant fiscal period by the Company’s independent accountants or ninety days following the end of the applicable quarterly calendar period.

Operational Focus, Marketing Strategy and Delivery Framework and Methods

The Company’s operations are focused on providing Microsoft-based technology solutions. The Company is a Microsoft Gold Certified Partner designated with the following Microsoft Competencies in recognition of the attainment of rigorous certification criteria and demonstrated technical competency in providing complex business solutions:

•	Advanced Infrastructure Solutions, with specializations in Active Directory and Identity Management and Systems Management,

•	Business Intelligence Solutions, with specializations in Business Intelligence Platform and Performance Management,

•	Custom Development Solutions, with specializations in Smart Client Development and Web Development,

•	Information Worker Solutions, with specializations in Search, Portals and Collaboration and Enterprise Content Management and Forms,

•	Microsoft Business Solutions, with a specialization in Dynamics CRM, Dynamics GP, and Dynamics SL,

•	Networking Infrastructure Solutions,

•	Security Solutions, with specializations in Identity and Secure Access, and

•	Unified Communications Solutions.

Microsoft has long recognized the Company’s technical expertise and quality of services through partner awards. In July 2008, the Company received the Partner of the Year award for the Northwest Area at Microsoft’s Worldwide Partner Conference, in recognition of the Company’s ability to adopt new technologies ahead of the curve, to lead the way with customer education and deployment and to provide high customer satisfaction. The Northwest Area includes partners from Alaska, Washington, Oregon and Northern California. In May 2008 and October and December 2007, respectively, the Company received the General Manager’s Award and Northern California awards for Customer Satisfaction and Best Practices. In July 2007, at the Microsoft Worldwide Partner Conference, the Company received the worldwide award Competing to Win Partner of the Year: Search for superior technology and innovation with Microsoft Search technologies. In July 2007, the Company was recognized by Microsoft’s Eastern Region as the EPG Loyalty Award – Partner of the Year and the SMS&P Marketing Excellence – Partner of the Year, and by Microsoft’s Western Region as the Regional VP Award – Partner of the Year and with the Security Partners – Trusted Advisor Award. In July 2006, the Company received the Microsoft Eastern Region Partner of the Year Award in recognition of strong performance, leadership and outstanding results in strategic alliance with Microsoft.

In July 2008, the Company was recognized as a Microsoft Dynamics 2008 Inner Circle member, which recognizes the upper echelon of Dynamics partners with respect to sales and business growth. In June 2007, the Company was selected by Microsoft for National Systems Integrator status, a national program designed to assist strategic Microsoft partners with effective marketing and delivery of solutions across multiple geographic and product segments. The Company also participates as a member of the Microsoft US Sales & Service, Collaborative Solutions & Portals, and Enterprise Search Partner Advisory Councils which are comprised of small groups of elite partners selected to provide insight and feedback on Microsoft’s strategic direction. The Company intends to continue its specialization in Microsoft-based technology.

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

The Company’s Ft. Lauderdale-based Interactive Media consulting services and Systems Integration operations have been historically concentrated among customers in the cruise industry. Over the last eighteen months, the Company has added MSC, NCL, Regent Seven Seas Cruises, Inc. (“Regent”), Azamara Cruises (“Azamara”), Fred. Olsen Cruise Lines (“Fred. Olsen”), P&O Cruises (“P&O”) and Silversea Cruises Ltd. (“Silversea”) to the Interactive Media customer list, joining long-term customers Carnival, Celebrity, Costa and Royal Caribbean. The Company’s expertise in designing and installing interactive television systems is recognized in the cruise industry, where multiple generations of the Company’s interactive television solutions, some installed as long ago as 1997, are currently operating on forty-nine ships and have long been the system of choice for many of the world’s major cruise lines.

Marketing for the Interactive Media and Systems Integration operations focuses on the Company’s DigiMix™ and DigiRF™ interactive television solutions, which feature the latest generation applications and platform configurations, support onboard operations and enhance passenger amenities by providing on-demand in-cabin entertainment, communication, information and services. The Company emphasizes the platform flexibility and cost effectiveness of the Company’s scalable interactive television solutions, the broad scope of developed applications, the large installed base of shipboard interactive television systems and the availability of comprehensive support services in its marketing efforts. Management believes these factors represent advantages for the Company over its competitors and make the Company the industry leader in providing interactive television applications and systems to the cruise market.

The majority of potential candidates for SharePointHosting.com services are identified through customers’ Internet-based searches for expertise with hosting Microsoft SharePoint technology in a SaaS environment. The Company believes the domain names obtained in the SharePointHosting.com acquisition clearly reflect the technology focus and services provided by the respective domains and accordingly achieve favorable positioning under relevant search engine inquiries. SharePointHosting.com also utilizes its large base of existing customers for referral of potential new customers.

Management believes the Company’s combination of broad technical capabilities focused on Microsoft technology and deep vertical industry experience enable the Company to effectively compete against larger organizations and differentiate its service offerings.

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

Critical Accounting Policies, Estimates and Judgments

The Company’s significant accounting policies are described in Notes 2, 6, 7, 8, 12 and 14 in the Notes to Consolidated Financial Statements included in Item 8 – Financial Statements and Supplementary Data in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and in Notes 1, 2, 5, 6, 7 and 8 in the Notes to Consolidated Financial Statements included in Part I, Item 1 – Financial Statements in this Quarterly Report on Form 10-Q. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions to apply certain of these critical accounting policies. These estimates and assumptions affect the reported amounts of assets and liabilities as of the reporting date and the reported amounts of revenue and expenses for the reporting periods. In applying policies requiring estimates and assumptions, management uses its judgment based on historical experience, terms of existing contracts, industry practices and trends, information available from customers, publicly available information and other factors deemed reasonable under the circumstances. Actual results may differ from estimates. Critical accounting policies requiring the use of estimates and assumptions include the following:

Revenue Recognition. Certain projects undertaken by the Company involve design, configuration and implementation of specialized technology platforms under related arrangements involving some or all of the following attributes: computer hardware and equipment for specialized technology platforms, software, and services. Statement of Position (“SOP”) 97-2, Software Revenue Recognition, specifies that if an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the entire arrangement should be accounted for in conformity with the contract accounting guidance of Accounting Research Bulletin (“ARB”) No. 45, Long-Term Construction-Type Contracts, and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The arrangements underlying these projects involve significant customization of licensed proprietary software applications to integrate with the customer’s operating system. Revenue associated with these operations involving multiple-deliverable arrangements that included significant software customization accounted for under the contract accounting standards described above was 38% and 28% of the Company’s total revenue for the three-month periods ended June 30, 2008 and 2007, respectively, and 43% and 28% of the Company’s total revenue for the six-month periods ended June 30, 2008 and 2007, respectively.

Revenue for fixed-price service-based arrangements associated with these projects is recognized on the percentage of completion method of contract accounting, based on the proportion of labor expended through the end of the period to expected total project labor. Project arrangements may include post-contract support following implementation of the specialized technology platform. A portion of the contract value is allocated to the post-contract support based on vendor-specific objective evidence (“VSOE”) of fair value based on rates when sold separately and, in accordance with SOP 97-2, revenue is recognized for PCS over the period when services are performed.

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

For project arrangement accounted for utilizing the percentage of completion method, management must estimate expected total labor hours and costs at the beginning of the project. Management reviews the status of such projects monthly, including labor hours incurred to date and expected for completion of the project, project timing, and issues impacting project performance. Management also considers the Company’s prior performance related to similar projects in determining expectations for current projects. Any changes to expected labor hours for project completion are factored into the monthly estimate of project cumulative percentage of completion, which is used to determine current revenue recognition. Project arrangements do not include rights for hardware or equipment upgrades. Certain projects include rights for software upgrades only if the Company develops upgraded software, but do not obligate the Company to develop upgrades on any schedule or at all.

The Company’s practice areas perform certain consulting engagements on a fixed-price basis. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1 and recognizes revenue on a proportional performance basis, utilizing the proportion of labor expended through the end of the period to expected total project labor. Management must estimate expected labor for project completion at the beginning of each project. Fixed-price consulting projects are reviewed monthly, with any changes to expected project labor factored into the determination of proportional performance, which is used to determine current revenue recognition. Revenue associated with these projects was 2% and 1% of the Company’s total revenue for the three-month periods ended June 30, 2008 and 2007, respectively, and 1% of the Company’s total revenue for each of the six-month periods ended June 30, 2008 and 2007.

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

Goodwill and Other Intangible Assets. The Company’s intangible assets include goodwill associated with: the acquisitions of Allin Consulting-California (1996), Allin Consulting-Pennsylvania (1998), Jimary Business Systems (2004) and CodeLab (2005); customer lists associated with the acquisitions of Allin Consulting-Pennsylvania, Jimary Business Systems, Computer Resources (2004), CodeLab; and SharePointHosting.com (2008), non-competition agreements associated with the CodeLab and SharePointHosting.com acquisitions and domain names associated with the SharePointHosting.com acquisition. The valuations of the customer list and non-competition agreements associated with the SharePointHosting.com acquisition were prepared in a manner consistent with the valuations of similar intangible assets associated with previous acquisitions. As of June 30, 2008, recognized balances for these customer lists, non-competition agreements and domain names were $1,548,000, $121,000 and $357,000, respectively, net of amortization. A non-competition agreement associated with the Jimary Business Systems acquisition reached full amortization during 2007. As of June 30, 2008, the recognized balance for goodwill was $5,510,000.

The Company follows the requirements of Statements of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, regarding amortization and testing for the potential impairment of intangible assets. Under SFAS No. 142, goodwill and other separable intangible assets with indefinite lives are not amortized, but separable intangible assets that are deemed to have definite lives, such as the customer lists, non-competition agreements and domain names are amortized over their estimated useful lives. SFAS No. 142 also sets forth guidance as to required annual testing for the potential impairment of goodwill. SFAS No. 144 sets forth standards for testing for the potential impairment of long-lived assets, including amortized intangible assets. The Company performs annual testing as of December 31. Key risk factors are monitored on an ongoing basis, and interim testing for potential impairment of goodwill or intangible assets is performed if indicators of potential impairment arise.

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

The Company also utilizes a cash flow model to estimate the fair value of the non-competition agreements. The model projects the cash flow of the acquired business with the non-competition provisions in place and assuming they were absent. The difference in these projections represents the fair value of the non-competition provisions. Management utilizes industry information concerning expected growth in the information technology services industry and future projections for the operations of the applicable reporting units to develop estimates of future cash flows over the remaining life of each non-competition agreement. If the sum of the undiscounted cash flows attributable to the non-competition agreement exceeds the recognized value of the agreement, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows. Key risk factors the Company monitors to evaluate the recorded value of the non-competition agreements are forecast growth rates for the information technology services industry and changes to the projected cash flows of the reporting units either with or without the non-competition provisions in place. Significant changes in these factors could indicate potential impairment of the non-competition agreement. There was no impairment indicated in the testing of the non-competition agreement associated with the CodeLab acquisition performed as of December 31, 2007.

To test for potential impairment of the domain names, the Company utilizes a cash flow model to estimate fair value. The critical judgments and estimates are the proportion of the projected reporting unit cash flows to attribute to new business attributed to the domain names and the assumed growth rates for the overall business operations. Management uses its judgment based on the Company’s long-term marketing objectives regarding the domain names, historical information related to new business derived from customer-driven internet searches, future projections for the operations of the applicable reporting units, and external information concerning expected growth in the information technology services industry to develop estimates of future cash flows for the reporting units and the portions of the estimated cash flows to be attributed to the domain names. If the sum of the undiscounted cash flows attributable to the domain names exceeds the recognized value of the domain names, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows attributable to the domain names. Key risk factors that the Company monitors regarding the domain names are forecast growth rates for the information technology services industry, the level of new customers obtained through customer-driven Internet searches and the cash flows applicable to the reporting units attributed to the domain names. Significant declines in these factors could indicate potential impairment of the domain names.

Income Taxes. The Company records current and deferred provisions for, or benefits from, income taxes and deferred tax assets and liabilities in accordance with the requirements of SFAS No. 109 – Accounting for Income Taxes. Valuation allowances reduce deferred tax assets if there is material uncertainty as to the ultimate realization of the deferred tax benefits. Valuation allowances have been recorded as of June 30, 2008 based on the Company’s realizability estimates and reduce the Company’s recognized deferred tax assets to $2,388,000. The non-current portion of deferred tax assets was offset by $75,000 of non-current deferred tax liabilities, resulting in a total of $2,313,000 of current and non-current deferred tax assets being included in the Consolidated Balance Sheet as of June 30, 2008.

Results of operations for future periods are subject to a number of material risks, including risks arising from customer and industry concentrations related to the operations of the Interactive Media and Systems Integration segments. In recent periods, revenue from these segments has primarily resulted from a small number of large projects each year for a small number of customers concentrated in one industry. However, during the first halves of 2008 and 2007, based on the Company’s results of operations during recent periods, then current backlogs of committed business for future periods and management’s assessments of future opportunities that might arise, the Company believed the risks were mitigated such that material reductions in the valuation allowance were appropriate. The reductions in valuation allowance recognized during the six-month periods ended June 30, 2008 and 2007, respectively, were $559,000 and $392,000, respectively. The Company believes that material uncertainty continues to exist as to the long-term realization of benefits greater than the recognized balance of deferred tax assets as of June 30, 2008 and valuation allowances offset any additional net deferred tax assets.

Management believes it is more likely than not that the deferred tax assets of $2,388,000 will be realized in future periods. During the six-month period ended June 30, 2008 and the year ended December 31, 2007, the Company realized benefits from the use of previously recorded deferred tax assets for net operating loss carryforwards to reduce taxable income. Management assesses the realizability of deferred tax assets quarterly and adjusts the valuation allowance based on its assessment.

The Company recognized deferred income tax liabilities of $75,000 as of June 30, 2008, arising primarily from the difference between tax- and book-basis amortization of capitalized software development costs and the tax-basis amortization of goodwill associated with the acquisition of Jimary Business Systems. Management monitors deferred tax liabilities quarterly and adjusts the recorded balance based on its assessment. See Note 7 – Income Taxes in the Notes to Consolidated Financial Statements included in Item 1 – Financial Statements of this Quarterly Report on Form 10-Q for additional information concerning the Company’s accounting for income taxes.

Accrued Acquisition Consideration. The Company’s Consolidated Balance Sheet as of June 30, 2008 includes an estimated liability for accrued acquisition consideration of $1,227,000 related to the acquisitions of CodeLab and SharePointHosting.com.

The Purchase Agreement entered into by the Company and the former holders of equity interests in CodeLab provided for annual payments of contingent consideration for each of the three annual periods ending July 31, 2006, 2007 and 2008. Any contingent payments due will be calculated pursuant to a negotiated formula, as specifically set forth in the Purchase Agreement, that is based upon an agreed to multiple of the net operating profit of CodeLab’s business, determined on an accrual basis before deductions for income taxes, interest, depreciation and amortization, in the relevant annual period, and subject to further adjustment as set forth in the Purchase Agreement. The aggregate amount of contingent payments shall not exceed $5,600,000.

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

During October 2006, the Company made a cash payment of $1,085,000 and issued 361,642 shares of common stock as additional purchase consideration in respect of the first annual period. The stock issuance was recorded based on the market value of the Company’s common stock on the issuance date, resulting in the recording of $4,000 to common stock and $195,000 to additional paid-in-capital. During October 2007, the Company paid additional purchase consideration in respect of the second annual period in the form of a cash payment of $545,000, 442,838 shares of common stock, and a note payable of $700,000. The Company issued the $700,000 note to a former holder of an equity interest in CodeLab, who, following receipt of a portion of the shares of common stock issued as additional purchase consideration in October 2007, became a beneficial owner of more than 10% of the Company’s common stock. The stock issuance was recorded based on the market value of the Company’s common stock on the issuance date, resulting in the recording of $4,000 to common stock and $255,000 to additional paid-in-capital. Subsequent cash payments of $5,000 and $25,000 related to the second annual period were delivered during December 2007 and January 2008, respectively. In June 2008, the Company paid the note principal and accrued interest. As of June 30, 2008, accrued acquisition consideration of $498,000 has been recorded based on management’s estimate for the third and final annual period following acquisition, which will end July 31, 2008.

The Asset Purchase Agreement entered into by Allin Consulting-Pennsylvania, SmithBridge and the Company includes provisions for potential contingent consideration in the form of two “Earn Out Payments,” as defined in and calculated by formulas included in the agreement. The first Earn Out Payment will be based on annualizing revenue realized during the quarterly calendar period ending December 31, 2008 and will consist of a maximum cash payment of $270,000 and the issuance of shares of the Company’s stock as determined by dividing a maximum of $200,000 by the greater of (a) $1.00 per share or (b) the average of the high and low trading prices of shares of the Company’s common stock for the five trading days preceding the date on which the payment is made. The second Earn Out Payment will be based on annualizing revenue realized during the quarterly calendar period ending March 31, 2009 and will consist of a maximum cash payment of $270,000 and the issuance of shares of the Company’s stock as determined by dividing a maximum of $150,000 in the manner described above for the first Earn Out Payment. The Asset Purchase Agreement formulas provide threshold levels for annualized revenue during each period, below which no consideration is due and contemplate the calculation of contingent consideration on a sliding scale up to the maximum amounts noted above based on the actual levels of annualized revenue realized in the respective periods. Allin Consulting-Pennsylvania recorded accrued purchase consideration of $729,000 in conjunction with the initial valuation of assets purchased and liabilities assumed and comparison with consideration paid at closing.

Management intends to review the results of SharePointHosting.com’s operations, the terms of the Asset Purchase Agreement, certain agreements with customers, and budgetary and other financial projections to assess the likelihood of additional contingent consideration becoming due under the terms of the agreement and to prepare an estimate of any additional contingent consideration. If management determines that it is highly likely that contingent consideration in excess of the amount recorded will become due to SmithBridge, an estimate will be recorded for the additional contingent consideration expected to become due. When accrued acquisition consideration is recorded subsequent to the initial purchase accounting, management will also estimate the portions to be recorded as expense for compensatory elements and as goodwill for additional purchase consideration.

Software Development Costs. Since 2005, the Company’s research and development efforts and expenditures have related primarily to application development and platform refinements for Interactive Media’s DigiMix™ and DigiRF™ interactive television solutions. Software development costs include purchased software development tools, testing equipment, consulting services and the cost of internal labor. A total of $758,000 was capitalized for software development costs between management’s determination of technical feasibility in December 2005 and commercial introduction of the software applications in May 2007. The Company also incurred research and development expenses of $90,000 in 2005 prior to the attainment of a working model demonstrating technical feasibility. Following commercial introduction, $297,000 and $228,000 of additional research and development expense has been recorded, respectively, during the year ended December 31, 2007 and the six-month period ended June 30, 2008. Management’s key judgment was determination of the point of technical feasibility. Management reviewed status reports and other records and discussed project progress with the technical management personnel overseeing the development project to determine that technical feasibility had been obtained. The Company anticipates any further costs incurred for completion of the development process related to DigiMix™ and DigiRF™ interactive television applications will be expensed.

Certain Related Party Transactions

During the six-month period ended June 30, 2008 and the year ended December 31, 2007, the Company engaged in transactions with related parties, including the sale of services and products, rental payments for office space, payments of additional purchase consideration and interest and principal payments on notes. Services and products sold represented 1% or less of the Company’s revenue in each of these periods. The charges for services and products sold to related parties were comparable to charges for similar services and products sold to non-related entities.

The Company’s office space in Pittsburgh, Pennsylvania is rented from an entity in which a beneficial holder of greater than five percent of the Company’s common stock, as well as certain of his family members, have equity interests. During August 2006, the Company entered into a new five-year lease for the space. Minimum remaining lease commitments for the Pittsburgh office space are $110,000 during the remainder of 2008, $221,000 per year for 2009 and 2010, and $129,000 for 2011. The rental rate is subject to annual adjustments based on a consumer price index-based formula as specified in the lease and minimum lease commitment amounts reflect the most recent adjustment. Rental expense for the Pittsburgh office was $104,000 for the six-month period ended June 30, 2008 and $208,000 for the year ended December 31, 2007. This represented 1% and 2% of selling, general and administrative expenses during the respective periods.

In October 2007, pursuant to the Purchase Agreement entered into by the Company and the former holders of equity interests in CodeLab, the Company paid additional purchase consideration for the annual period ending July 31, 2007 to, among others, a former holder of equity interests in CodeLab and current chief executive officer of CodeLab. This holder received accrued acquisition consideration in the form of a cash payment, shares of the Company’s common stock and a promissory note executed by the Company in the principal amount of $700,000. The October 2007 issuance of shares of the Company’s common stock increased this holder’s aggregate shares to 900,103, making the holder a beneficial owner of more than ten percent of the outstanding common stock of the Company. During June 2008, the Company paid principal of $700,000 and accrued interest of $17,000 to satisfy the note. The promissory note bore interest at a rate of 12% per annum. The Company previously made the required interest payments of $21,000 on December 31, 2007 and $20,000 on March 31, 2008, respectively, related to the promissory note.

See Part III, Item 13 – Certain Relationships and Related Transactions, and Directors Independence in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for further descriptions of the Company’s transactions with related parties during 2007.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenue

The following table sets forth revenue for the Company’s operating segments for the three-month periods ended June 30, 2008 and 2007 and period-to-period percentage changes for each segment.

Revenue

(Dollars in thousands)	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$572	$637	(10)%
Collaborative Solutions	2,573	2,410	7%
Business Process	545	691	(21)%
Interactive Media	852	719	18%
Systems Integration	2,341	1,543	52%
Information System Product Sales	439	421	4%
Other Services	616	365	69%

Consolidated Revenue	$7,938	$6,786	17%

The Company realized a decrease of $65,000 in Technology Infrastructure revenue when comparing the three-month periods ended June 30, 2008 and 2007. Technology Infrastructure solutions can represent significant capital commitments as the realization of the benefits may require an investment in computer hardware, software and networking equipment in addition to the consulting services. Management believes demand for technology infrastructure-based projects was slow during the second quarter of 2008 due to uncertain domestic economic conditions. Management also believes that demand for services following recent Microsoft software updates has to date been slower than anticipated, although software introduction periods can exceed a year’s duration before there is a sufficient level of adoption to stimulate significant demand for technology consulting services.

The Company realized a period-to-period increase of $163,000 in revenue for the Collaborative Solutions Practice Area for the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007. Management believes demand for business intelligence solutions and custom application development utilizing Microsoft .NET, SharePoint and Microsoft SQL Server 2005 technologies remained stable during the second quarter of 2008 despite domestic economic uncertainty. Management expects the future level of demand for Collaborative Solutions services will be impacted by a number of factors and trends, including growing virtualization of technology environments and proliferation of web-based applications, increasing demand for technology-based solutions by small and medium-sized businesses, and increasing compliance demands. There can be no assurance, however, that the Company will realize Collaborative Solutions revenue growth in future periods as a result of these or any other factors.

Management attributes the period-to-period decrease in Business Process revenue of $146,000, comparing the three-month period ended June 30, 2008 with the three-month period ended June 30, 2007, to the inclusion of one unusually large and complex Dynamics CRM project during the second quarter of 2007. There were no comparably sized projects during the second quarter of 2008, which management believes may reflect uncertain domestic economic conditions.

The period-to-period increase in Interactive Media revenue, when comparing the three-month periods ended June 30, 2008 and 2007, was $133,000. In both periods, the majority of Interactive Media revenue related to application development, technical architecture design, configuration and implementation services, and technical support for interactive television systems installed on cruise ships. However, the second quarter of 2008 included a significant level of project activity for three large shipboard systems, as well as one small system. The second quarter of 2007 included the peak period of project activity for two shipboard systems, as well as significant project activity for a third system. Management attributes the period-to-period increase in revenue and major projects to the introduction of the latest generation of DigiMix™ and DigiRF™ applications for interactive television technology since May 2007, which management believes stimulated demand for Interactive Media services.

The Company realized a period-to-period increase of $798,000 in revenue for the Systems Integration segment in the second quarter of 2008, as compared to the second quarter of the prior year. Management attributes the increase primarily to an increase in the number of active large projects during the respective quarters. During the second quarter of 2008, the Company realized Systems Integration revenue from significant activity for large projects involving the implementation of interactive television platforms aboard four ships, the Carnival Splendor, P&O Ventura, Regent Navigator and Royal Caribbean Independence of the Seas. During the second quarter of 2007, there was a significant level of project activity related to only three shipboard systems.

Revenue for the Information System Product Sales segment increased by $18,000, when comparing the three-month periods ended June 30, 2008 and 2007. Management attributes the increase to period-to-period variability in the level of sales of interactive television products and Microsoft Dynamics GP, SL, CRM and related software products.

Revenue for the Other Services segment increased by $251,000, when comparing the second quarters of 2008 and 2007. Management attributes the increase primarily to growth in software licensing revenue associated with the latest generation of DigiMix™ and DigiRF™ applications for interactive television technology and the inclusion of hosting fees associated with the operations of SharePointHosting.com for a portion of the second quarter of 2008. Comparable software licensing revenue and hosting fees were not significant during the second quarter of 2007.

Cost of Sales and Gross Profit

The following table sets forth cost of sales for the Company’s operating segments for the three-month periods ended June 30, 2008 and 2007 and period-to-period percentage changes for each segment.

Cost of Sales

(Dollars in thousands)	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$245	$313	(22)%
Collaborative Solutions	1,148	1,115	3%
Business Process	225	285	(21)%
Interactive Media	373	282	32%
Systems Integration	1,202	817	47%
Information System Product Sales	299	298	—%
Other Services	292	275	6%

Consolidated Cost of Sales	$3,784	$3,385	12%

The Company realized a period-to-period decrease in cost of sales for the Technology Infrastructure Practice Area of $68,000 when comparing the three-month period ended June 30, 2008 to the three-month period ended June 30, 2007. The decrease in cost of sales was larger in percentage terms than the comparable period-to-period decrease in revenue. Management believes demand for Technology Infrastructure services continues to be soft due to economic uncertainty and slower than anticipated demand for services following the introduction of recent Microsoft software upgrades. Management believes the downward pressure on pricing may have been alleviated in the second quarter of 2008, however, labor costs represented a smaller proportion of revenue in the second quarter of 2008 than in the second quarter of 2007.

The period-to-period increase in cost of sales for the Collaborative Solutions Practice Area of $33,000, comparing the quarter ended June 30, 2008 to the quarter ended June 30, 2007, was lower in percentage terms than the comparable period-to-period change in revenue. As with the Technology Infrastructure Practice Area, management believes downward pressure on pricing due to economic uncertainty may be weakening during the second quarter of 2008, allowing for period-to-period improvement in the proportion of labor costs to revenue.

The period-to-period decrease in cost of sales for the Business Process Practice Area of $60,000 is primarily attributable to the decrease in the level of services provided during the second quarter of 2008, as compared to the second quarter of 2007. The decrease in cost of sales for Business Process is comparable to the change in revenue in percentage terms. Management believes that the decrease in cost of sales is attributable to the inclusion of an unusually large project during the second quarter of 2007, as discussed above regarding revenue.

The Company realized an increase of $91,000 for Interactive Media cost of sales, comparing the three-month period ended June 30, 2008 with the three-month period ended June 30, 2007. The period-to-period increase in cost of sales was much greater in percentage terms than the corresponding increase in revenue. Project activity during the second quarter of 2008 was at such a high level that the Company required a greater level of independent contractor labor was needed to meet project schedule requirements. Independent contractor labor is generally priced at a significantly higher rate per hour than the cost of internal staff.

The increase in Systems Integration cost of sales of $385,000, comparing the quarters ended June 30, 2008 and 2007, corresponds with the period-to-period change in Systems Integration revenue but is slightly lower in percentage terms. Following the introduction of new high-end technology with the DigiMix™ platform, an increase in the proportion of Systems Integration cost of sales relative to revenue was temporarily realized. Management believes that greater experience with buying components for DigiMix™ platforms has resulted in the identification of areas of potential cost savings, thereby reducing cost of sales in proportion to revenue.

The increase in cost of sales of $1,000 for the Information System Product Sales segment, comparing the three-month periods ended June 30, 2008 and 2007, was consistent with a small period-to-period change in revenue. The period-to-period increase in Other Services cost of sales of $17,000 was significantly lower in percentage terms than the corresponding period-to-period increase in revenue. There is no cost of sales associated with software licensing revenue associated with the DigiMix™ applications, which was a primary factor in the period-to-period increase in Other Services revenue.

The following table sets forth gross profit for the Company’s operating segments for the three-month periods ended June 30, 2008 and 2007 and period-to-period percentage changes for each segment.

Gross Profit

(Dollars in thousands)	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$327	$324	1%
Collaborative Solutions	1,425	1,295	10%
Business Process	320	406	(21)%
Interactive Media	479	437	10%
Systems Integration	1,139	726	57%
Information System Product Sales	140	123	14%
Other Services	324	90	260%

Consolidated Gross Profit	$4,154	$3,401	22%

The Company realized a period-to-period increase in gross profit of $3,000 for the Technology Infrastructure Practice Area, comparing the quarters ended June 30, 2008 and 2007, despite a period-to-period decline in revenue. As discussed above, management believes the effect of downward pressure on pricing resulting from economic uncertainty may have lessened during the second quarter of 2008.

The Collaborative Solutions Practice Area experienced an increase in gross profit of $130,000, comparing the second quarter of 2008 to the second quarter of 2007. The increase is consistent with a corresponding period-to-period increase in revenue, but is slightly higher in percentage terms. Management believes the effect of downward pressure on pricing resulting from economic uncertainty may have weakened during the second quarter of 2008, resulting in a period-to-period improvement in gross profit percentage.

The decline in gross profit for the Business Process Practice Area of $86,000, comparing the three-month periods ended June 30, 2008 and 2007, is consistent with the period-to-period decline in revenue. As discussed above, management believes results during the second quarter of 2007 benefited from the inclusion of an unusually large and complex Dynamics CRM-based project. There was no similarly sized project during the second quarter of 2008.

Interactive Media gross profit increased by $42,000, when comparing the three-month periods ended June 30, 2008 and 2007, consistent with a period-to-period increase in revenue, but was lower in percentage terms. As discussed above, management attributes the increase primarily to the inclusion of a larger number of significant projects during the second quarter of 2008. The period-to-period decline in gross profit percentage resulted from increased use of higher-cost independent contractor labor during the second quarter of 2008 than in the comparable period of 2007.

The period-to-period increase in Systems Integration gross profit of $413,000, when comparing the quarter ended June 30, 2008 to the quarter ended June 30, 2007, exceeded the corresponding increase in revenue in percentage terms. The primary contributing factor to the growth in gross profit was the 2007 introduction of the DigiMix™ platform to provide the full benefits of the updated software applications. Management believes that greater experience with buying components for DigiMix™ platforms has resulted in the identification of areas of potential cost savings, thereby improving gross profit in proportion to revenue.

The increase in gross profit for Information System Product Sales of $17,000, comparing the quarters ended June 30, 2008 and 2007, was consistent with the change in revenue. Other Services gross profit increased by $234,000, when comparing the three-month periods ended June 30, 2008 and 2007, primarily as a result of the inclusion of software licensing revenue associated with the Company’s DigiMix™ applications and the inclusion of hosting fees associated with SharePointHosting.com operation during the second quarter of 2008.

Selling, General & Administrative Expenses

The Company recorded $3,596,000 in selling, general and administrative expenses during the three-month period ended June 30, 2008, including $257,000 for depreciation and amortization and $3,342,000 for other selling, general and administrative expenses, net of a $3,000 gain on disposal of assets. Selling, general and administrative expenses were $2,921,000 during the three-month period ended June 30, 2007, including $162,000 for depreciation and amortization and $2,759,000 for other selling, general and administrative expenses. The period-to-period increase in aggregate selling, general and administrative expense was $675,000, or 23%.

The period-to-period increase in other selling, general and administrative expenses was $583,000, or 21%. The most significant factor in the period-to-period increase was growth in the Company’s technical consulting headcount and sales and marketing personnel, which resulted in increased compensation. Selling, general and administrative expenses reflect the portion of consulting staff time not directly associated with customer projects, including education and training, technical evaluation of customer requests for proposal and assistance with project proposal preparation. Consequently, during periods when the technical staff is growing such as 2007 and the first half of 2008, selling, general and administrative expenses typically reflect a corresponding increase. The Company also realized period-to-period increases in other types of expenses were also realized including travel, which increased as a result of growth in personnel, and rent expense, which increased primarily as a result of expansion of the Company’s office space in Boston and Ft. Lauderdale between the respective periods. Another factor contributing to the period-to-period increase in other selling, general and administrative expenses was the inclusion of expenses related to the operations of SharePointHosting.com for a portion of 2008.

Management attributes the increase in depreciation and amortization of $95,000, comparing the quarters ended June 30, 2008 and 2007, primarily to the commencement of amortization related to intangible assets associated with the acquisition of SharePointHosting.com in May 2008 and capitalized software development costs following the commercial introduction of the developed applications during May 2007. Depreciation also increased in the second quarter of 2008 as compared to the second quarter of 2007 as a result of the Company’s significant investment in capital expenditures during 2007 and the first half of 2008, which exceeded the cost of assets reaching the end of their depreciation periods during 2007.

Gain from Extinguishment of Liability

The Company recognized a gain of $609,000 during June 2008 from the extinguishment of a liability for goods purchased and utilized in the Company’s operations. The gain recognized was due to the expiration of the statutory period for a commercial claim under the sales terms of the arrangement.

Net Income

The Company recorded net income of $981,000 for the three-month period ended June 30, 2008, as compared to net income of $402,000 for the three-month period ended June 30, 2007. The $579,000 period-to-period increase in profitability resulted primarily from the gain from extinguishment of liability of $609,000 discussed above. The $753,000 increase in gross profit from operations was offset by a $675,000 increase in selling, general and administrative expenses and a period-to-period increase in the provision for income taxes of $102,000. The factors resulting in the changes in gross profit and selling, general and administrative expenses are discussed above. The period-to-period increase in provision for income taxes resulted mainly from changes to estimates for deferred tax assets and liabilities.

Results of Operations

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenue

The following table sets forth revenue for the Company’s operating segments for the six-month periods ended June 30, 2008 and 2007 and period-to-period percentage changes for each segment.

Revenue

(Dollars in thousands)	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$1,160	$1,250	(7)%
Collaborative Solutions	4,976	4,827	3%
Business Process	1,048	1,437	(27)%
Interactive Media	2,050	1,368	50%
Systems Integration	5,120	2,828	81%
Information System Product Sales	665	626	6%
Other Services	1,095	630	74%

Consolidated Revenue	$16,114	$12,966	24%

The Company realized a decrease of $90,000 in Technology Infrastructure revenue when comparing the six-month periods ended June 30, 2008 and 2007. Technology Infrastructure solutions can represent significant capital commitments as the realization of the benefits may require an investment in computer hardware, software and networking equipment in addition to the consulting services. Management believes demand for technology infrastructure-based projects was slow during the first half of 2008 due to uncertain domestic economic conditions. Management also believes that demand for services following recent Microsoft software updates has to date been slower than anticipated.

The Company realized a period-to-period increase of $149,000 in revenue for the Collaborative Solutions Practice Area for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Management believes demand for business intelligence solutions and custom application development utilizing Microsoft .NET, SharePoint and Microsoft SQL Server 2005 technologies remained stable during the first half of 2008 despite domestic economic uncertainty.

Management attributes the period-to-period decrease in Business Process revenue of $389,000, comparing the six-month period ended June 30, 2008 with the six-month ended June 30, 2007, to the inclusion of three unusually large and complex Dynamics SL and CRM projects during the first half of 2007. There were no comparably sized projects during the first half of 2008, which management believes may reflect uncertain domestic economic conditions. Management also believes other factors contributed to the decline in revenue, including downward pressure placed on pricing in an effort to stimulate sales and a negative short-term impact resulting from changes in sales and marketing personnel focused on Business Process operations, although these factors primarily affected revenue realized during the first quarter of 2008.

The period-to-period increase in Interactive Media revenue, when comparing the six-month periods ended June 30, 2008 and 2007, was $682,000. In both periods, the majority of Interactive Media revenue related to application development, technical architecture design, configuration and implementation services, and technical support for interactive television systems installed on cruise ships. However, the first half of 2008 included the peak period of project activity for six large and two small shipboard systems, as well as a number of smaller projects. The first half of 2007 included the peak period of project activity for four shipboard systems, as well as a number of smaller projects. Management attributes the period-to-period increase in revenue and major projects to the introduction of the latest generation of DigiMix™ and DigiRF™ applications for interactive television technology since May 2007, which management believes stimulated demand for Interactive Media services.

The Company realized a period-to-period increase of $2,292,000 in revenue for the Systems Integration segment for the first half of 2008, as compared to the first half of the prior year. During the first half of 2008, the Company realized Systems Integration revenue from the peak periods of activity for projects involving the implementation of interactive television platforms aboard six large ships, the Carnival Splendor, Fred. Olsen Balmoral, MSC Musica, MSC Poesia, P&O Ventura and Royal Caribbean Independence of the Seas, interactive television platforms aboard two small ships, the Regent Navigator and Silversea Prince Albert II, as well as upgrades of specialized technology platforms for a financial services customer. During the first half of 2007, the Company realized Systems Integration revenue from the implementation of interactive television platforms aboard four ships, as well as the upgrade of specialized technology platforms for a financial services customer.

Revenue for the Information System Product Sales segment increased by $39,000, when comparing the six-month periods ended June 30, 2008 and 2007. Management attributes the increase to period-to-period variability in the level of sales of interactive television products and Microsoft Dynamics GP, SL, CRM and related software products.

Revenue for the Other Services segment increased by $465,000, when comparing the first halves of 2008 and 2007. Management attributes the increase primarily to the inclusion of software licensing revenue associated with the latest generation of DigiMix™ and DigiRF™ applications for interactive television technology and the inclusion of hosting fees related to the operations of SharePoint Hosting.com during a portion of the second quarter of 2008. Software licensing and website hosting revenue was not significant during the first half of 2007.

The Company expects Interactive Media, Systems Integration and Other Services revenue from related projects for design, configuration and implementation of interactive television systems on cruise ships and associated software licensing revenue for the full year 2008 to likely increase from levels realized during 2007. As of June 30, 2008, the Company’s backlog includes orders for systems aboard the MSC Fantasia and Regent Mariner, as well as the remaining work for the Carnival Splendor, Celebrity Mercury, and Fred. Olsen Braemar projects. Schedule delays or project cancellations could occur during the second half of 2008 such that revenue may not be realized equal to or in excess of 2007 revenue. Management believes Interactive Media, Systems Integration and Other Services revenue will be lower during the second half of 2008 than that realized during the first half of the year due to project scheduling commitments driven by shipyard construction schedules.

Cost of Sales and Gross Profit

The following table sets forth cost of sales for the Company’s operating segments for the six-month periods ended June 30, 2008 and 2007 and period-to-period percentage changes for each segment.

Cost of Sales

(Dollars in thousands)	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$505	$568	(11)%
Collaborative Solutions	2,172	2,114	3%
Business Process	447	575	(22)%
Interactive Media	811	448	81%
Systems Integration	2,699	1,475	83%
Information System Product Sales	471	452	4%
Other Services	511	483	6%

Consolidated Cost of Sales	$7,616	$6,115	25%

The Company realized a period-to-period decrease in cost of sales for the Technology Infrastructure Practice Area of $63,000, comparing the six-month period ended June 30, 2008 to the six-month period ended June 30, 2007. Management believes soft demand due to economic uncertainty and slower than anticipated demand for services following the introduction of recent Microsoft software upgrades have placed downward pressure on demand for services.

The period-to-period increase in cost of sales for the Collaborative Solutions Practice Area of $58,000, comparing the six months ended June 30, 2008 to the six months ended June 30, 2007, corresponds in percentage terms with the period-to-period increase in revenue.

The period-to-period decrease in cost of sales for the Business Process Practice Area of $128,000 is primarily attributable to the decrease in the level of services provided during the first half of 2008, as compared to the first half of 2007. The decrease in cost of sales for Business Process is less than the change in revenue in percentage terms, indicating a period-to-period increase in the proportion of labor costs to revenue. Management believes that certain Business

Process projects performed primarily during the first quarter of 2008 reflected downward pressure on pricing, resulting in labor costs reflecting a higher proportion of revenue. Management believes this situation improved during the second quarter of 2008.

The Company realized an increase of $363,000 for Interactive Media cost of sales, comparing the six-month period ended June 30, 2008 with the six-month period ended June 30, 2007. The period-to-period increase in cost of sales was much greater in percentage terms than the corresponding increase in revenue. Project activity during the first half of 2008 was at such a high level that the Company required a significant level of independent contractor labor was needed to meet project schedule requirements. Independent contractor labor is generally priced at a significantly higher rate per hour than the cost of internal staff.

The increase in Systems Integration cost of sales of $1,224,000, comparing the six-month periods ended June 30, 2008 and 2007, corresponds with the period-to-period change in Systems Integration revenue and resulted primarily from increased demand following the introduction of the DigiMix™ interactive television platform.

The increase in cost of sales of $19,000 for the Information System Product Sales segment, comparing the six-month periods ended June 30, 2008 and 2007, was consistent with the change in revenue. The period-to-period increase in Other Services cost of sales of $28,000 was significantly lower in percentage terms than the corresponding period-to-period increase in revenue. There is no cost of sales associated with software licensing revenue associated with the DigiMix™ applications, which was the primary factor in the period-to-period increase in Other Services revenue.

The following table sets forth gross profit for the Company’s operating segments for the six-month periods ended June 30, 2008 and 2007 and period-to-period percentage changes for each segment.

Gross Profit

(Dollars in thousands)	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$655	$682	(4)%
Collaborative Solutions	2,804	2,713	3%
Business Process	601	862	(30)%
Interactive Media	1,239	920	35%
Systems Integration	2,421	1,353	79%
Information System Product Sales	194	174	11%
Other Services	584	147	297%

Consolidated Gross Profit	$8,498	$6,851	24%

The period-to-period decrease in gross profit of $27,000 for the Technology Infrastructure Practice Area, comparing the six-month periods ended June 30, 2008 and 2007, corresponds with period-to-period decline in revenue. As discussed above, management believes this result reflects a relatively low level of demand for Technology Infrastructure services in both periods as a result of economic uncertainty and a protracted product introduction period related to recent Microsoft software updates.

The Collaborative Solutions Practice Area experienced an increase in gross profit of $91,000, comparing the first half of 2008 to the first half of 2007. The increase is consistent with the corresponding period-to-period increase in revenue and resulted from the same factors as discussed above regarding the change in revenue.

The decline in gross profit for the Business Process Practice Area of $261,000, comparing the six-month periods ended June 30, 2008 and 2007, corresponds with a significant period-to-period decline in revenue, but is higher in percentage terms. As discussed above, management believes results during the first half of 2007 benefited from the inclusion of several unusually large and complex Dynamics SL and CRM-based projects. There were no similarly sized projects during the first half of 2008. Management also believes Business Process results were negatively impacted by downward pressure on pricing to stimulate sales and changes to sales and marketing personnel focused on Business Process operations, although these factors primarily affected results for the first quarter of 2008.

Interactive Media gross profit increased by $319,000 when comparing the six-month periods ended June 30, 2008 and 2007, consistent with the period-to-period increase in revenue, but was lower in percentage terms. As discussed above, management attributes the increase primarily to the inclusion of a larger number of significant projects during the first half of 2008. The period-to-period decline in gross profit percentage resulted from increased use of higher-cost independent contractor labor in the first six months of 2008 as compared to the same period in 2007.

The period-to-period increase in Systems Integration gross profit of $1,068,000, when comparing the six months ended June 30, 2008 to the six months ended June 30, 2007, trailed the corresponding increase in revenue slightly in percentage terms. A contributing factor was the introduction of new and more expensive high-end technology with the DigiMix™ platform to provide the full benefits of the updated software applications, although this factor has diminished during 2008 as the Company has identified areas of potential cost savings in purchasing components for DigiMix™ platforms.

The increase in gross profit for Information System Product Sales of $20,000, comparing the six-month periods ended June 30, 2008 and 2007, was consistent with the change in revenue. Other Services gross profit increased by $437,000, when comparing the six-month periods ended June 30, 2008 and 2007, primarily as a result of the inclusion of software licensing revenue associated with the Company’s DigiMix™ and DigiRF™ applications and hosting fees associated with SharePointHosting.com operations during a portion of the second quarter of 2008.

Selling, General & Administrative Expenses

The Company recorded $7,019,000 in selling, general and administrative expenses during the six-month period ended June 30, 2008, including $445,000 for depreciation and amortization, a $3,000 loss on disposal of assets and $6,571,000 for other selling, general and administrative expenses. Selling, general and administrative expenses were $5,540,000 during the six-month period ended June 30, 2007, including $264,000 for depreciation and amortization and $5,277,000 for other selling, general and administrative expenses, net of a $1,000 gain from disposal of assets. The period-to-period increase in aggregate selling, general and administrative expense was $1,479,000, or 27%.

The period-to-period increase in other selling, general and administrative expenses was $1,294,000, or 25%. The most significant factor in the period-to-period increase was growth in the Company’s technical consulting headcount and sales and marketing personnel, which resulted in increased compensation and associated recruitment costs. Selling, general and administrative expenses reflect the portion of consulting staff time not directly associated with customer projects, and typically increases during periods when the technical staff is growing. The Company realized period-to-period increases in other types of expenses including travel, which increased as a result of growth in personnel, and rent expense, which increased primarily as a result of expansion of the Company’s office space in Boston and Ft. Lauderdale between the periods. Another significant factor contributing to the increase in selling, general and administrative expenses was an increase of $126,000 in research and development expense comparing the first half of 2008 to the first half of 2007. Research and development activity related to application development and platform refinements for DigiMix™ and DigiRF™ interactive television solutions was capitalized during the first four months of 2007, but expensed throughout the first half of 2008.

Management attributes the increase in depreciation and amortization of $181,000, comparing the six-month periods ended June 30, 2008 and 2007, to the commencement of amortization of capitalized software development costs following the commercial introduction of developed applications during May 2007, depreciation resulting from the Company’s significant investment in capital expenditures during 2007 and 2008, and amortization associated with intangible assets associated with the acquisition of SharePointHosting.com in May 2008.

Gain from Extinguishment of Liability

The Company recognized a gain of $609,000 in June 2008 from the extinguishment of a liability for goods purchased and utilized in the Company’s operations. The gain recognized was due to the expiration of the statutory period for a commercial claim under the sales terms of the arrangement.

Net Income

The Company recorded net income of $1,809,000 for the six-month period ended June 30, 2008, as compared to net income of $1,194,000 for the six-month period ended June 30, 2007. The $615,000 period-to-period increase in profitability resulted primarily from the gain from extinguishment of liability of $609,000 discussed above. The $1,647,000 period-to-period increase in gross profit from operations was offset by a $1,479,000 increase in selling, general and administrative expenses and increases in interest expense and provision for income taxes, respectively, of $25,000 and $136,000. The factors resulting in the changes in gross profit and selling, general and administrative expenses are discussed above. The increase in interest expense resulted from the Company’s issuance of a note payable in October 2007. See the discussion below under Liquidity and Capital Resources under the headings Credit Facilities and Indebtedness for additional information regarding the Company’s credit facilities and the note payable. The period-to-period increase in provision for income taxes resulted mainly from changes to estimates for deferred tax assets and liabilities.

Off-Balance Sheet Arrangements

As of June 30, 2008, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

At June 30, 2008, the Company had cash and liquid cash equivalents of $830,000 available to meet its working capital and operational needs. The net change in cash from December 31, 2007 was a decrease of $70,000. Net cash flows provided by operating activities were $436,000. The Company recognized net income of $1,809,000 for the six-month period ended June 30, 2008. The Company recorded non-cash expenses of $649,000 for depreciation of property and equipment, amortization of capitalized software development and intangible assets, increases to the Company’s provision for uncollectible accounts receivable, provision for deferred income taxes, loss on disposal of assets and expense recognition for the fair value of outstanding stock options. The Company also recorded a non-cash gain of $609,000 from extinguishment of a liability. This resulted in net cash provided of $1,849,000 related to the Consolidated Statement of Operations. Changes in working capital resulted in net cash used of $1,413,000 for the six-month period ended June 30, 2008. Major working capital adjustments resulting in cash used included decreases in accounts payable and billings in excess of costs and estimated gross margins of $954,000 and $512,000, respectively, and increases in accounts receivable and costs and estimated gross margins in excess of billings of $726,000 and $106,000, respectively. Major working capital adjustments resulting in cash provided included increases in other accrued liabilities, customer deposits and accrued compensation and payroll taxes of $298,000, $251,000 and $140,000, respectively. Management believes the cash used for changes in working capital reflects the significant expenditures made by the Company during the first half of 2008 for project materials, including computer hardware and interactive television equipment, for implementation of interactive television technology platforms on cruise ships.

Investing activities resulted in a net cash use of $1,346,000 for the six-month period ended June 30, 2008. Investing activities included cash payments of $1,212,000 related to acquisition of businesses, including cash payments of $263,000 related to the acquisition of SharePointHosting.com, contingent consideration payments of $249,000 related to the acquisition of Jimary Business Systems and CodeLab, and the satisfaction of a $700,000 note payable issued in 2007 for a portion of the contingent consideration due for the second annual period following the acquisition of CodeLab. Investing activities also included capital expenditures of $138,000 for computer hardware and software, as well as leasehold improvements and furniture related to expansion of the Boston and Ft. Lauderdale offices.

Financing activities resulted in net cash provided of $840,000 for the six-month period ended June 30, 2008. The Company recorded net borrowing of $1,195,000 under its line of credit facility during the first half of 2008 as a result of the working capital adjustments and investing activities discussed above. Financing activities also included the payment of preferred stock dividends of $357,000.

Credit Facilities

On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement, under which S&T Bank agreed to extend the Company a revolving line of credit. The Loan and Security Agreement, as amended (the “S&T Loan Agreement”), has subsequently been renewed for ten succeeding annual periods. In June 2008, the expiration date of the S&T Loan Agreement was extended to September 30, 2009. Borrowings may be made under the S&T Loan Agreement for general working capital purposes. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged ninety days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. For two of the Company’s customers, trade accounts receivable aged one hundred twenty days or less from the date of invoice are eligible for inclusion in the borrowing availability. As of June 30, 2008, maximum borrowing capacity under the S&T Loan Agreement was $3,836,000. The outstanding loan balance was $2,015,000 as of this date, resulting in availability of $1,821,000. As of July 25, 2008, maximum borrowing capacity under the S&T Loan Agreement was $2,812,000, the outstanding loan balance was $2,015,000 and loan availability was $739,000. Borrowing availability typically is at its highest level early in a calendar month since most of the Company’s billing activity is scheduled on monthly periods, and declines during the month as receipts are collected. Management attributes the decline in borrowing availability during July 2008 to this recurring monthly pattern.

Loans under the S&T Loan Agreement bear interest at the bank’s prime interest rate plus one-half percent. During the first half of 2008, the interest rate under the S&T Loan Agreement ranged from 7.75% to 5.50%. The interest rate was 5.50% as of June 30, 2008 and there have been no subsequent changes. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The Company recorded interest expense of $22,000 and $32,000 related to this revolving credit loan during the three- and six-month periods ended June 30, 2008, respectively. The principal balance of any borrowings will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

On February 14, 2008, the Company and its subsidiaries and S&T Bank entered into a Business Loan Agreement and a Promissory Note effective upon S&T Bank’s receipt of the executed Business Loan Agreement and Promissory Note. In addition, each of the Company and its subsidiaries and S&T Bank entered into Commercial Security Agreements, which were effective upon S&T Bank’s receipt of the executed agreements on February 14, 2008. Collectively, the Business Loan Agreement, Promissory Note and Commercial Security Agreements are referred to as the “S&T Straight Credit Line.” In June 2008, the expiration date of the S&T Straight Credit Line was also extended to September 30, 2009.

Under the S&T Straight Credit Line, the Company may request principal borrowings up to an aggregate amount of $2,000,000. The principal balance of any borrowings will be due at maturity, although the Company may prepay a portion or all of any outstanding borrowings at any time during the term of the S&T Straight Credit Line. However, prepayment of principal will not reduce the aggregate principal borrowings and therefore will not create greater borrowing availability than that existing immediately prior to any prepayment. As of August 11, 2008, the Company has made no borrowings to date under the S&T Straight Credit Line. Loans under the S&T Straight Credit Line bear interest at S&T Bank’s prime interest rate plus one-half percent. As of February 14, 2008, the applicable interest rate was 6.50%, and it has subsequently decreased to 5.50%, which was in effect as of June 30, 2008. There have been no subsequent changes to the interest rate. Interest payments on any outstanding loan balances are due monthly on the thirtieth day of the month. Any unpaid interest balance will be due at maturity. As there have been no borrowings to date under the S&T Straight Credit Line, the Company has incurred no interest expense.

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

The covenants included in the credit instruments are substantially consistent. The S&T Loan Agreement and S&T Straight Credit Line include various covenants relating to matters affecting the Company, including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases. The covenants relating to dividends and purchases of stock prohibit the Company from paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company’s stock, except for dividends payable in the ordinary course of business on the Company’s Series D, F, G and H preferred stock. Declaration, but not payment, of dividends related to the Company’s Series C Redeemable Preferred Stock is permitted. The S&T Loan Agreement also includes a covenant requiring a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was in compliance with the cash flow covenant for the first two fiscal quarters of 2008. The Company was in compliance with all of the other covenants described above as of June 30, 2008. The S&T Loan Agreement and S&T Straight Credit Line also include reporting requirements regarding annual and monthly financial statements. The S&T Loan Agreement requires reporting of additional financial information, including monthly accounts receivable and payable statements and weekly borrowing base certificates. During July 2008, S&T Bank granted a waiver of the deadline for reporting financial results and accounts receivable and payable statements as of June 30, 2008. The Company experienced delays in producing this information coincident with its implementation of a new accounting and financial reporting system during July 2008. The Company subsequently met its financial reporting requirements two days past the original deadline.

Events of default under the S&T Loan Agreement and S&T Straight Credit Line include, among others, failure of the Company to comply with the loan covenants unless waived by S&T Bank, failure to make required loan payments when due, false representations or statements, insolvency, defective collateralization, creditor or forfeiture proceedings, changes in ownership of 25% or greater of the Company’s common stock and material adverse changes in the Company’s business. If an event of default occurs, S&T Bank, at its option, may make all indebtedness under the S&T Loan Agreement and S&T Straight Credit Line immediately due and payable.

The terms of covenants and events of default and their effect included in the S&T Loan Agreement are disclosed in their entirety in the text of the agreement filed as Exhibit 4 to the Company’s Report on Form 8-K filed on October 9, 1998, the Second Amendment to Note and Loan and Security Agreement filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarterly period ended September 30, 1999, the Fourth and Fifth Amendments to the Loan and Security Agreement filed as Exhibits 10.1 and 10.2, respectively, to the Company’s Report on Form 8-K filed on September 30, 2005, the Sixth Amendment to the Loan and Security Agreement and Change in Terms Agreement filed as Exhibits 10.1 and 10.2, respectively, to the Company’s Report on Form 8-K filed on September 19, 2006, the Change in Terms Agreement filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed on October 3, 2007, and the Change in Terms Agreement and Eighth Amendment to the Loan and Security Agreement filed as Exhibits 10.1 and 10.3, respectively, to the Company’s Report on Form 8-K filed on June 13, 2008. The terms of covenants and events of default and their effect included in the S&T Straight Credit Line are disclosed in their in their entirety in the text of the Business Loan Agreement filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed on February 20, 2008, and the Change in Terms Agreement filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed on June 13, 2008. The text of the Promissory Note and the form of the Commercial Security Agreement are disclosed in their entirety as Exhibits 10.2 and 10.3, respectively, to the Company’s Report on Form 8-K filed on February 20, 2008.

Indebtedness

On October 5, 2007, the Company executed a Promissory Note in the principal amount of $700,000 payable to David Ritchie, the chief executive officer of CodeLab, and a beneficial owner of more than five percent of the outstanding common stock of the Company. The original maturity date of the Promissory Note was July 31, 2008. The Company pre-paid the outstanding principal balance of the Promissory Note, along with $17,000 of accrued interest, on June 12, 2008. The Promissory Note bore interest at a rate of 12% per annum, with interest due and payable quarterly on the final day of each calendar quarter and at maturity. With regard to the Promissory Note, S&T Bank waived the terms in the S&T Loan Agreement prohibiting the Company from incurring additional debt with respect to the Promissory Note. The Promissory Note was included as Exhibit 10.1 to the Company’s Report on Form 8-K filed on October 10, 2007. The principal balance of the Promissory Note represented a portion of the accrued purchase consideration due to Mr. Ritchie pursuant to the terms of the Stock Purchase Agreement (the “Purchase Agreement”) entered into on July 26, 2005 by and among the Company, CodeLab, and the holders of equity interests in CodeLab. See below for additional information related to the Purchase Agreement. During the six-month period ended June 30, 2008, the Company incurred $38,000 of interest expense related to the Promissory Note. The Company made all scheduled interest payments prior to satisfaction of the note.

Preferred Stock and Warrants

As of June 30, 2008, the Company had outstanding 25,000 shares of Series C Redeemable Preferred Stock having a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. There are no sinking fund provisions applicable to the Series C preferred stock. Since July 1, 2006, Series C preferred stock earns dividends at the rate of 12% of the liquidation value thereof per annum, compounded quarterly, an increase of 4% from the rate previously in effect. Dividends on the Series C preferred stock accrued as of June 30, 2006 compound thereafter at an annual rate of 12% of the liquidation value. Accrued and unpaid dividends on Series C preferred stock are a legally enforceable obligation of the Company, whether the dividends have been declared or not. Accordingly, dividends are accrued on an ongoing basis. The Company’s Board of Directors has declared dividends on the Series C preferred stock accrued since issuance of the preferred stock in 1996 through September 30, 2008. Accrued but unpaid dividends on the Series C preferred stock were $4,427,000 as of June 30, 2008 and $4,529,000 as of August 14, 2008.

Payment of dividends accrued on Series C preferred stock was originally scheduled to occur within ten days of June 30, 2006. Thereafter, dividends on the Series C preferred stock were originally scheduled for quarterly payment. However, the Company’s management determined that meeting the scheduled payments was inadvisable due to liquidity considerations and the restrictive covenant in the S&T Bank Loan Agreement prohibiting payment of dividends related to Series C preferred stock. Accordingly, the Company indefinitely deferred payment of dividends on Series C preferred stock. If at a future time the Company determines that payment would be advisable, it will seek elimination of the prohibition of payment under the S&T Loan Agreement if it is still in effect. Any future payment of dividends on Series C preferred stock will also be subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law.

As of June 30, 2008, the Company had outstanding 2,750 shares of Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock at any time. There are no sinking fund provisions applicable to the Series D preferred stock. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of January, April, July and October, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were $27,000 as of June 30, 2008 and $6,000 as of August 14, 2008.

As of June 30, 2008, the Company had outstanding 1,000 shares of Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time. There are no sinking fund provisions applicable to the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on the 15th of January, April, July and October, subject to legally available funds. Dividends accrued for seven months during 1999 of $41,000 are not required to be paid prior to redemption, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on Series F preferred stock were $58,000 as of June 30, 2008 and $50,000 as of August 14, 2008.

As of June 30, 2008, the Company had outstanding 150 shares of Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem shares of Series G preferred stock at any time. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. As of June 30, 2008, the Company estimated the amount of the liquidation premium to be $4,688,000. The Company has not recorded a liability for the liquidation premium as the likelihood of redemption of the Series G preferred stock and payment of the premium are considered remote. There are no sinking fund provisions applicable to the Series G preferred stock. Prior to redemption by the Company, if any, each share of Series G preferred stock is convertible into 28,571 shares of the Company’s common stock. Any holder of Series G preferred stock wishing to exercise the conversion right must give written notice thereof to the Company, after which the Company shall set a date for conversion of the Series G preferred stock which shall be no later than thirty days from the date of notice. Series G preferred stock earns cumulative quarterly dividends at the rate of 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on the Series G preferred stock were $45,000 as of June 30, 2008 and $22,000 as of August 14, 2008. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

As of June 30, 2008, the Company had outstanding 250 shares of Series H Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series H preferred stock. However, the Company may redeem shares of the Series H preferred stock at any time. There are no sinking fund provisions applicable to the Series H preferred stock. Series H preferred stock earns dividends at the rate of 12% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on each January 31, April 30, July 31 and October 31 subject to legally available funds. Dividends not paid at scheduled dates will compound on a quarterly basis thereafter. Accrued but unpaid dividends on Series H preferred stock were $50,000 as of June 30, 2008 and $11,000 as of August 14, 2008.

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

The Company expects to continue to accrue dividends for the Series C, D, F, G and H preferred stock in a manner similar to its current practice. The Company has, to date, made all scheduled dividend payments for Series D, F, G and H preferred stock. Continued payment of dividends related to the Company’s preferred stock is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Scheduled dividend payments may also be deferred for other reasons. The Company’s Board of Directors pre-approves all payments of dividends. Assuming no redemption or conversion into common stock occurs related to the Series G preferred stock and that the Company continues deferral of payment of dividends on Series C preferred stock, aggregate scheduled dividend payments for Series D, F, G and H preferred stock are $358,000 for the remainder of 2008. Since none of the outstanding series of the Company’s preferred stock are mandatorily redeemable, dividend payments could extend for an indefinite period beyond 2008. Future dividend requirements could also be substantially larger if the Company determines at any point in time that payment of dividends on Series C preferred stock is advisable based on business conditions and liquidity considerations and S&T Bank eliminates the prohibition of payment of dividends.

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

In consideration of the first and second annual periods ended July 31, 2006 and 2007, the Company has to date delivered to the former holders of equity interests in CodeLab purchase consideration consisting of aggregate cash payments of $1,660,000 and an aggregate of 804,480 shares of the Company’s common stock. The stock issuances were recorded based on the market value of the Company’s common stock on the dates of issuance, resulting in the recording of $8,000 to common stock and $450,000 to additional paid-in-capital. Additionally, in October 2007, the Company executed a Promissory Note in the principal amount of $700,000 to David Ritchie, one of the former holders of equity interests in CodeLab, for a portion of the accrued purchase consideration due Mr. Ritchie for the second annual period. The Company paid the principal balance of, and accrued interest on, the note during June 2008. The Promissory Note is described in further detail above under Indebtedness. A total of $208,000 of the contingent consideration for the annual periods ended July 31, 2006 and 2007 has been recorded as expense for compensatory elements. The remainder of the contingent consideration for the first two annual periods was regarded as additional purchase price and was recorded as goodwill.

Estimated accrued acquisition consideration of $498,000 has been recorded as of June 30, 2008 related to the third annual period following acquisition, which ended July 31, 2008. Management will adjust the liability for additional purchase consideration based upon financial results for July 2008 to determine a final amount due for the third annual period. A total of $96,000 of the accrued contingent consideration for the annual period ended July 31, 2008 was attributed to compensatory elements, of which $45,000 and $44,000 was included in selling, general and administrative expenses for the year ended December 31, 2007 and the six-month period ended June 30, 2008, and the remaining $7,000 is expected to be recorded as expense during July 2008.

In May 2008, the Company, through its subsidiary Allin Consulting-Pennsylvania, acquired certain assets utilized in the operations of SharePointHosting.com from SmithBridge under an Asset Purchase Agreement among the parties. Initial consideration paid at closing included a cash payment of $235,000 and the issuance of 150,000 shares of the Company’s common stock, which resulted in the recording of $2,000 to common stock and $117,000 to additional paid-in-capital. The Asset Purchase Agreement includes provisions for potential contingent consideration in the form of two “Earn Out Payments,” as defined in the Asset Purchase Agreement. Earn Out Payments are to be calculated by formulas included in the Asset Purchase Agreement that are based on annualizing revenue. The first Earn Out Payment will be based on annualizing revenue to be realized during the quarterly calendar period ending December 31, 2008 and will consist of a maximum cash payment of $270,000 and the issuance of shares of the Company’s stock as determined by dividing a maximum of $200,000 by the greater of (a) $1.00 per share or (b) the average of the high and low trading prices of shares of the Company’s common stock for the five trading days preceding the date on which the payment is made. The second Earn Out Payment will be based on annualizing revenue to be realized during the quarterly calendar period ending March 31, 2009 and will consist of a maximum cash payment of $270,000 and the issuance of shares of the Company’s stock as determined by dividing a maximum of $150,000 in the manner described above for the first Earn Out Payment. The Asset Purchase Agreement formulas provide threshold levels for annualized revenue during each period, below which no consideration is due and contemplate the calculation of contingent consideration on a sliding scale up to the maximum amounts noted above based on the actual levels of annualized revenue realized in the respective periods. Any contingent consideration due under the Asset Purchase Agreement shall be due upon the earlier of thirty days after the completion of a review or audit of the results for the relevant fiscal period by the Company’s independent accountants or ninety days following the end of the applicable calendar quarter. In conjunction with its initial purchase price allocation and valuation of the assets acquired, Allin Consulting-Pennsylvania recorded a liability of $729,000 for contingent consideration.

Capital Expenditures

Capital expenditures during the six-month period ended June 30, 2008 were $138,000 and included purchases of computer hardware for new employees, computer hardware and software to upgrade the Company’s technology infrastructure and leasehold improvements and furniture related to the expansion of the Boston and Ft. Lauderdale offices. Management forecasts that capital expenditures during the remainder of 2008 will not exceed $400,000. Management expects future capital expenditures will include purchases for the Company’s periodic upgrading of technology hardware, software, furniture and necessary leasehold improvements related to the Company’s offices. Business conditions and management’s plans may change during the remainder of 2008 so there can be no assurance that the Company’s actual amount of capital expenditures will not exceed the planned amount.

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

Cash Balances

The Company’s cash balances may be diminished over the remainder of 2008 due to many factors, including the use of cash for operations, changes in working capital, capital expenditures, dividends on preferred stock, the payment of additional purchase consideration related to the CodeLab and SharePointHosting.com acquisitions, additional acquisitions of businesses and other factors. Despite these factors, the Company believes that available funds and cash flows expected to be generated by current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twelve months.

Financing Alternatives

As part of its general business strategy, the Company may from time-to-time seek strategic alternatives. The Company may be required to consider other financing alternatives during the next twelve months or thereafter as a result of future business developments, including any acquisitions of businesses or assets, any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements, or the Company’s inability to renew or replace the current credit facilities after their expiration in September 2009. Such financing alternatives could include selling additional equity or debt securities, obtaining long- or short-term credit facilities, or selling other operating assets. No assurance can be given, however, that the Company could obtain such financing on terms favorable to it, or at all. Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s stockholders.

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

Item 4T.	Controls and Procedures

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

Change in Internal Control over Financial Reporting

During the quarter ended June 30, 2008, the Company began transition of the operating systems related to the SharePointHosting.com operations that were acquired on May 20, 2008. On an interim basis, the Company continues to utilize operating systems of the predecessor owner to facilitate transactions including billing customers and receiving payments through credit card transactions. The Company has summarized information derived from the predecessor’s operating systems for entry to the Company’s accounting system during this period. The Company is currently working toward a complete transition of the SharePointHosting.com transactions to the Company’s systems. The Company believes it has established adequate internal controls over the financial reporting of SharePointHosting.com transactions during this interim period. Therefore, the Company believes that the above-mentioned changes to internal control procedures with respect to financial reporting have not materially affected, and are not reasonably likely to materially affect, the Company’s internal control over financial reporting.

There were no other changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If we fail to successfully integrate the business that we have recently acquired or businesses that we may acquire, our business, results of operations and financial condition could be materially adversely affected.

In May 2008, we acquired certain assets from SmithBridge Technology Group utilized in the operations of SharePointHosting.com. In connection with the acquisition, we hired three SmithBridge employees, two of whom were holders of all of the equity interests in SmithBridge. We used the Philadelphia, Pennsylvania operations acquired from SmithBridge as our initial base for our SharePointHosting.com operations and have begun the integration of this business into our operations, including the transition of SharePointHosting.com’s billing and payment receipt processes to our accounting system. Since the period of operation following the acquisition of the business has been brief, we can offer no assurance that our integration of this business will be successful on a long-term basis. In the future, we could have difficulty retaining personnel and customers from SharePointHosting.com and assimilating the services it offers into our operations. In addition, our acquisition of SharePointHosting.com also presents additional risks resulting from the geographic separation of SharePointHosting.com’s operations from our management.

These difficulties that we may encounter in integrating SharePointHosting.com into our operations could:

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

As of June 30, 2008, our total committed backlog for consulting services and systems integration was $10,101,000. We expect to realize as revenue $6,635,000 of this amount during the final half of 2008, $2,179,000 during 2009, $1,225,000 during 2010 and $62,000 during 2011 and 2012. Consulting and Systems Integration revenue earned during the first half of 2008 plus backlog expected to be earned during the remainder of 2008 represents 95% of 2007 consulting and systems integration revenue. Backlog includes unrealized revenue related to:

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

As of June 30, 2008, our committed backlog for the Collaborative Solutions Practice Area was $4,625,000, of which we expect to earn $2,472,000 during the remainder of 2008, $1,373,000 in 2009, $740,000 in 2010 and $40,000 in 2011 and 2012. Collaborative Solutions revenue earned during the first half of 2008 plus backlog expected to be earned during the remainder of 2008 represents 77% of 2007 Collaborative Solutions revenue. The projects for our Pittsburgh and Northern California operations and some of the projects for our Boston operations included in the committed backlog for the Collaborative Solutions Practice Area are expected to be performed over a relatively short time period, primarily in the third and fourth quarters of 2008. The Boston operations also have several engagements for maintenance, analysis and support related to customers’ customized software applications under long-term agreements.

Committed backlog for the Technology Infrastructure Practice Area was $2,015,000 as of June 30, 2008, of which we expect to earn $750,000 during the remainder of 2008, $769,000 in 2009, $474,000 in 2010 and $22,000 in

2011 and 2012. Technology Infrastructure revenue earned during the first half of 2008 plus backlog expected to be earned during the remainder of 2008 represents 78% of 2007 Technology Infrastructure revenue. We expect that the majority of the projects included in the committed backlog for the Technology Infrastructure Practice Area for our Pittsburgh and Northern California operations will be performed over a relatively short time period, primarily in the third and fourth quarters of 2008. Technology Infrastructure backlog for our Boston operations includes projects under long-term agreements. During February 2008, Technology Infrastructure backlog significantly increased as a result of the award of a large project to our Northern California operations to establish a core shared environment based on a wide area network and a common directory service for a foundation supporting schools in high-need areas. Revenue for this project is expected to be earned from the second half of 2008 through the first half of 2010.

Committed backlog for the Business Process Practice Area was $592,000 as of June 30, 2008, of which $590,000 is expected to be earned during the remainder of 2008 and $2,000 is expected to be earned in 2009. Business Process revenue earned during the first half of 2008 plus backlog expected to be earned during the remainder of 2008 represents 56% of 2007 Business Process revenue. The committed backlog for the Business Process Practice Area includes a mix of projects that will be performed over a relatively short time period, primarily in the third and fourth quarters of 2008, and longer-term fixed-price support arrangements performed over specified time periods, typically annual periods. Starting and ending dates for these arrangements vary so as of June 30, 2008, remaining project terms range from days to approximately a year.

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

As of June 30, 2008, committed backlog for Interactive Media consulting services was $996,000, of which we expect to realize $950,000 during the final half of 2008, $35,000 during 2009 and $11,000 during 2010. Interactive Media revenue earned during the first half of 2008 plus backlog expected to be earned during the remainder of 2008 represents 127% of 2007 Interactive Media consulting revenue. To date, most of the significant Interactive Media consulting projects have involved application development, architecture design and configuration of interactive television systems for cruise ships. Backlog as of June 30, 2008 includes two projects of this type, for the MSC Fantasia and Regent Mariner, as well as remaining work to complete the systems aboard the Celebrity Mercury and Fred. Olsen Braemar.

To date, most of the significant Systems Integration projects have involved implementing interactive television systems on cruise ships in connection with the Interactive Media consulting services described above. As of June 30, 2008, committed backlog for Systems Integration was $1,873,000, all of which we expect to realize during the remainder of 2008. Systems Integration revenue earned in the first half of 2008 plus backlog expected to be earned during the remainder of 2008 represents 145% of 2007 Systems Integration revenue. Backlog for the Systems Integration segment includes interactive television system implementation projects for the ships listed above with related Interactive Media projects.

We will continue to seek additional consulting and systems integration projects with existing customers in the cruise industry and their affiliates and with other cruise lines for which we do not presently provide services. Management is also seeking opportunities outside of the cruise industry. The level of cruise industry new-build commitments is expected to remain strong during the remainder of 2008 and during 2009. However, there can be no assurance that we will obtain as many orders for systems for newly built ships beyond those already received. While we believe that revenue for the Interactive Media and Systems Integration segments will likely increase in 2008 from levels realized in 2007, unforeseen events such as schedule delays by our customers could result in our realization of the backlog as revenue later than 2008. Management believes the market introduction of the latest generation DigiMix™ and DigiRF™ applications and platform configurations during 2007 has improved our ability to obtain interactive television system orders for ships already in service, although there can be no assurance that we will obtain orders beyond those already received.

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

Interactive Media consulting and Systems Integration projects accounted for 44% and 43%, respectively, of our revenue and gross profit for the six months ended June 30, 2008 and 29% and 28%, respectively, of our revenue and gross profit for the year ended December 31, 2007. Historically, Interactive Media and Systems Integration revenue has been highly concentrated among a few customers in the cruise industry. The cruise industry is subject to various risks from geopolitical and economic considerations, increases in costs as a result of rising fuel costs, new governmental or security regulations, delays in ship construction and repairs, shipyard consolidation, new or increased taxes and other factors. Any factors which negatively impact the cruise industry could decrease demand for Interactive Media and Systems Integration services.

We expect continued concentration of revenue among significant customers and in the financial services vertical market as a result of our 2005 acquisition of CodeLab, as a small number of customers represent significant portions of CodeLab’s revenue. Factors which negatively impact the financial services industry could decrease demand for the services offered by CodeLab. During 2007 and to date in 2008, the financial services industry’s growth rate slowed as the industry was negatively affected by significant losses related to subprime mortgage loan defaults and the loss of value in securitized financial instruments based on mortgage portfolios. As a result of these developments and domestic economic conditions, 2008 is expected to be a weak year for the financial services industry. Continuing difficulties for the financial services industry may adversely affect our financial services customers which may result in a decrease in demand for our services.

During the six months ended June 30, 2008, each of two significant customers accounted for 11% of our consolidated revenue. During the year ended December 31, 2007, there were no customers accounting for 10% or greater of our consolidated revenue. There were a number of customers accounting for 10% or greater of the revenue of some of the Company’s segments during the six months ended June 30, 2008 and during the year ended December 31, 2007. The loss of any of these customers could negatively impact the Company’s results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 20, 2008, the Company issued shares of common stock to the two shareholders of SmithBridge Technology Group, Inc. in connection with the acquisition of certain assets utilized in the operations of SharePointHosting.com. Pursuant to an Asset Purchase Agreement, Allin Consulting-Pennsylvania acquired assets from SmithBridge including internet domain properties, a customer list and customer agreements, and computer hardware, software, switches and other technical infrastructure supporting the operations of SharePointHosting.com. At the closing, Allin Consulting-Pennsylvania paid SmithBridge a cash payment of $235,000 and the Company issued the two shareholders of SmithBridge an aggregate of 150,000 shares of common stock. The Asset Purchase Agreement includes provisions for potential contingent consideration in the form of two “Earn Out Payments,” as defined in and calculated by formulas set forth in the Asset Purchase Agreement. The Earn Out Payments, if any, will be paid in the form of cash and shares of the Company’s common stock. For more information about the calculation and payment of the Earn Out Payments under the Asset Purchase Agreement, see the discussion under Part I, Item 2 of this Report on Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Liquidity and Capital Resources – Acquisition Consideration.” The sale of such shares was exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) thereof and Rule 506 of Regulation promulgated thereunder. The certificates issued for the shares of common stock contain legends to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

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

To date, the Company has paid all dividends required and legally and contractually permissible under the terms of each of the Certificates of Designation governing the Company’s Series D, F, G and H preferred stock. A significant arrearage of dividends accrued on Series C preferred stock because dividends were not initially scheduled to be paid until within ten days of June 30, 2006. The Company’s management determined that meeting the scheduled payment was inadvisable due to liquidity considerations and a restrictive covenant in the S&T Loan Agreement which then prohibited payment of dividends on Series C preferred stock. A restriction prohibiting payment of dividends on Series C preferred stock remains in effect during the current term of the agreement, which expires on September 30, 2009. The Company has indefinitely deferred payment of dividends on Series C preferred stock.

As of June 30, 2008, the Company had outstanding 25,000 shares of Series C Redeemable Preferred Stock, having a liquidation preference of $100 per share. Accrued but unpaid dividends on the Series C preferred stock were $4,427,000 as of June 30, 2008 and $4,529,000 as of August 14, 2008. Payment of dividends on Series C preferred stock at any future date is subject to elimination of the restrictive covenant in the S&T Loan Agreement and legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Series C preferred stock earns dividends at the rate of 12% of the liquidation value thereof per annum, compounded quarterly, an increase of 4% from the rate in effect through June 30, 2006. Accrued dividends as of June 30, 2006 compound thereafter at a rate of 12% of the liquidation value thereof per annum. Dividends on the Series C preferred stock accrued after June 30, 2006 were originally scheduled for quarterly payments. The Company also indefinitely deferred payment of the scheduled quarterly dividends until such time as the restrictive bank covenant is eliminated, legally available funds are present and management determines that payment is advisable given the liquidity considerations of the Company.

As of June 30, 2008, the Company had outstanding 2,750 shares of Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. To date, all required payments of dividends on Series D preferred stock have been made. Accrued but unpaid dividends on Series D preferred stock were $27,000 as of June 30, 2008 and $6,000 as of August 14, 2008.

As of June 30, 2008, the Company had outstanding 1,000 shares of Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends accrued for seven months during 1999 of $41,000 are not required to be paid prior to redemption. To date, all required payments of dividends on Series F preferred stock have been made. Accrued but unpaid dividends on Series F preferred stock were $58,000 as of June 30, 2008 and $50,000 as of August 14, 2008.

As of June 30, 2008, the Company had outstanding 150 shares of Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. Series G preferred stock earns cumulative quarterly dividends at the rate of 12% of the liquidation value thereof per annum until the earlier of the date of any redemption or the date of conversion into common stock. Dividends not paid at scheduled dates will compound quarterly thereafter. To date, all required payments of dividends on Series G preferred stock have been made. Accrued but unpaid dividends on the Series G preferred stock were $45,000 as of June 30, 2008 and $22,000 as of August 14, 2008.

As of June 30, 2008, the Company had outstanding 250 shares of Series H Redeemable Preferred Stock having a liquidation preference of $10,000 per share. Series H preferred stock earns cumulative quarterly dividends at the rate of 12% of the liquidation value thereof per annum until redemption, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. To date, all required payments of dividends on Series H preferred stock have been made. Accrued but unpaid dividends on the Series H preferred stock were $50,000 as of June30, 2008 and $11,000 as of August 14, 2008.

See Part I, Item 2 of this Report on Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Liquidity and Capital Resources” for more information about the Company’s outstanding preferred stock.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders of the Company was held on Thursday, May 22, 2008. The following matters were voted on by the stockholders of the Company by votes submitted through proxy or in person at the Annual Meeting:

(1)	Election of Directors for one year terms to hold office until the next Annual Meeting of the Stockholders following election and until their successors are duly elected and qualified. Results were as follows:

Nominee	Votes For	Votes Against	Votes Abstaining	Votes Withheld
Richard W. Talarico	7,325,059	0	0	11,759
Brian K. Blair	7,301,159	0	0	35,659
Anthony L. Bucci	7,301,659	0	0	35,159
William C. Kavan	7,301,159	0	0	35,659
James S. Kelly	7,305,259	0	0	31,559
Anthony C. Vickers	7,304,759	0	0	32,059

(2)	Ratification of the appointment of Malin, Bergquist & Company, LLP as independent public accountants for the Company for the year ending December 31, 2008. Votes cast were 7,226,859 for ratification, 18,000 against ratification and 91,959 abstaining.

A total of 8,271,819 shares of the Company’s common stock and 150 shares of the Company’s Series G preferred stock (having voting rights equivalent to a total of 794,250 shares of common stock) were eligible to vote at the Annual Meeting.

Item 5.	Other Information

On June 16, 2008, Brian K. Blair resigned from the Board of Directors of the Company effective immediately. Mr. Blair also resigned from his position as a director of each of the Company’s subsidiaries.

Item 6.	Exhibits

Exhibits are incorporated herein by reference or are filed with this Quarterly Report as set forth in the Exhibit Index beginning on page 53 hereof.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIN CORPORATION
(Registrant)

Date: August 14, 2008	By:	/s/ Richard W. Talarico
Richard W. Talarico
Chairman, President and Chief Executive Officer

Date: August 14, 2008	By:	/s/ Dean C. Praskach
Dean C. Praskach
Chief Financial Officer and Chief Accounting Officer

Allin Corporation

Form 10-Q

June 30, 2008

Exhibit Index

Exhibit Number	Description of Exhibit (1)
3(i)(a)	Restated Certificate of Incorporation of Allin Corporation, as amended (incorporated by reference to Exhibit 3(I)(a) to Allin Corporation’s Report on Form 10-Q for the quarterly period ended June 30, 2005)

3(i)(b)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series C Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(c)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series D Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(d)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series F Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.4 to Allin Corporation’s Report on Form 8-K filed on June 18, 1999)

3(i)(e)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series G Convertible Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.1 to Allin Corporation’s Report on Form 8-K filed on January 4, 2001)

3(i)(f)	Certificate of Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 3(i) to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

3(ii)(a)	Amended and Restated By-laws of Allin Corporation (incorporated by reference to Exhibit 3(ii)(a) to Allin Corporation’s Report on Form 10-K for the fiscal year ended December 31, 2007)

4.1	Registration Rights Agreement, dated July 26, 2005, by and among Allin Corporation and the Series H Preferred Stockholders (incorporated by reference to Exhibit 4.2 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

4.2	Form of Common Stock Warrant issued to the Purchasers of the Series H Redeemable Preferred Stock of Allin Corporation (incorporated by reference to Exhibit 4.3 to Allin Corporation’s Report on Form 8-K filed on July 28, 2005)

10.1*	Summary of Annual Base Salaries for Executive Officers of Allin Corporation Effective January 1, 2008 (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on November 21, 2007)

10.2	Business Loan Agreement entered into among Allin Corporation and its Subsidiaries and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on February 20, 2008)

Exhibit Number	Description of Exhibit (1)
10.3	Promissory Note entered into among Allin Corporation and its Subsidiaries and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 8-K filed on February 20, 2008)

10.4	Form of Commercial Security Agreement entered into between each Borrower and S&T Bank, a Pennsylvania banking association (incorporated by reference to Exhibit 10.3 to Allin Corporation’s Report on Form 8-K filed on February 20, 2008)

10.5*	Summary of Bonuses Awarded to Named Executive Officers of Allin Corporation in Respect of 2007 (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on February 22, 2008)

10.6	Change in Terms Agreement between Allin Corporation and S&T Bank (with respect to Loan and Security Agreement (Asset Based)) (incorporated by reference to Exhibit 10.1 to Allin Corporation’s Report on Form 8-K filed on June 13, 2008)

10.7	Change in Terms Agreement between Allin Corporation and S&T Bank (with respect to Business Loan Agreement) (incorporated by reference to Exhibit 10.2 to Allin Corporation’s Report on Form 8-K filed on June 13, 2008)

10.8	Eighth Amendment to Loan and Security Agreement (Asset Based) between Allin Corporation and S&T Bank (incorporated by reference to Exhibit 10.3 to Allin Corporation’s Report on Form 8-K filed on June 13, 2008)

11	Computation of Earnings Per Share

31.1	Rule 13a-14(a) Certification of Richard W. Talarico, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Dean C. Praskach, Chief Financial Officer

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 0-21395.

Copies of the exhibits filed or furnished as part of this Report on Form 10-Q are available at the cost of $3.00 per exhibit to any shareholder upon written request to the Secretary, Allin Corporation, 381 Mansfield Avenue, Suite 400, Pittsburgh, Pennsylvania 15220-2751.