Form 10-Q
period 2008-09-30
ALLIN CORP
filed 2008-11-14
CIK 1020391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2008
Common Stock, $0.01 par value per share	8,521,268 shares

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

Part I - Financial Information

Item 1. - Financial Statements

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
(Dollars in thousands)	(Unaudited)	(See Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$634	$900
Accounts receivable, net of allowance for doubtful accounts of $121 and $145	6,607	5,669
Unbilled services	281	215
Note receivable from employee	—	3
Inventory	257	210
Prepaid expenses	434	362
Costs and estimated gross margins in excess of billings	264	636
Current portion of deferred income tax asset	363	904

Total current assets	8,840	8,899

Property and equipment, at cost:
Leasehold improvements	487	479
Equipment and furniture	2,190	1,745

	2,677	2,224
Less—accumulated depreciation	(2,017)	(1,780)

	660	444

Other assets:
Non-current portion of deferred income tax asset	1,950	1,544
Software development costs, net of accumulated amortization of $358 and $169	400	589
Goodwill	5,431	6,212
Other intangible assets, net of accumulated amortization of $2,034 and $1,743	1,895	1,056

Total assets	$19,176	$18,744

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
(Dollars in thousands)	(Unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Bank line of credit	$2,050	$820
Note payable	—	700
Accounts payable	521	2,021
Accrued liabilities:
Compensation and payroll taxes	801	540
Current portion of dividends on preferred stock	141	141
Other	321	196
Customer deposits	438	167
Current portion of billings in excess of costs and estimated gross margins	617	1,110
Deferred revenue	680	310
Income taxes payable	15	4
Accrued acquisition consideration	1,132	1,406

Total current liabilities	6,716	7,415

Non-current portion of dividends on preferred stock	4,676	4,072
Non-current potion of billings in excess of costs and estimated gross margins	22	—

Total liabilities	11,414	11,487

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 100,000 shares:
Series C redeemable preferred stock, designated, issued and outstanding 25,000 shares	2,500	2,500
Series D convertible redeemable preferred stock, designated, issued and outstanding 2,750 shares	2,152	2,152
Series F convertible redeemable preferred stock, designated, issued and outstanding 1,000 shares	1,000	1,000
Series G convertible redeemable preferred stock, designated, issued and outstanding 150 shares	1,081	1,081
Series H redeemable preferred stock, designated, issued and outstanding 250 shares	1,910	1,910
Common stock, par value $.01 per share, authorized 20,000,000 shares, outstanding 8,421,819 and 8,271,819 shares	84	83
Additional paid-in-capital	36,002	36,971
Warrants	590	590
Treasury stock at cost, 8,167 common shares	(27)	(27)
Accumulated deficit	(37,530)	(39,003)

Total shareholders’ equity	7,762	7,257

Total liabilities and shareholders’ equity	$19,176	$18,744

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
(Dollars in thousands, except per share data) (Unaudited)
Revenue:
Consulting services	$4,186	$4,405	$13,420	$13,287
Systems integration	954	782	6,074	3,610
Information system product sales	195	162	860	788
Other services	570	333	1,665	963

Total revenue	5,905	5,682	22,019	18,648

Cost of sales:
Consulting services	1,742	1,787	5,677	5,492
Systems integration	631	496	3,330	1,971
Information system product sales	108	113	579	565
Other services	252	138	763	621

Total cost of sales	2,733	2,534	10,349	8,649

Gross profit:
Consulting services	2,444	2,618	7,743	7,795
Systems integration	323	286	2,744	1,639
Information system product sales	87	49	281	223
Other services	318	195	902	342

Total gross profit	3,172	3,148	11,670	9,999

Selling, general & administrative expenses:
Depreciation and amortization	283	184	728	448
Loss (gain) on disposal of assets	—	—	3	(1)
Other selling, general & administrative expenses	3,198	2,769	9,769	8,046

Total selling, general & administrative expenses	3,481	2,953	10,500	8,493

(Loss) income from operations	(309)	195	1,170	1,506

Gain from extinguishment of liability	—	—	609	—

(Loss) income before interest and taxes	(309)	195	1,779	1,506

Interest income	(1)	—	(1)	(1)
Interest expense	29	28	99	73

Income before provision for income taxes	(337)	167	1,681	1,434

(Benefit from) provision for income taxes	(1)	(1,037)	208	(964)

Net (loss) income	(336)	1,204	1,473	2,398
Dividends on preferred stock	389	366	1,140	1,071

Net (loss) income attributable to common shareholders	$(725)	$838	$333	$1,327

(Loss) earnings per common share – basic	$(0.09)	$0.11	$0.04	$0.17

Earnings per common share – diluted	$(0.09)	$0.07	$0.04	$0.12

Weighted average shares outstanding – basic	8,421,819	7,828,981	8,345,177	7,828,981

Weighted average shares outstanding – diluted	8,421,819	12,343,961	12,874,615	12,323,341

The accompanying notes are an integral part of these consolidated financial statements.

ALLIN CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands) (Unaudited)	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Cash flows from operating activities:
Net income	1,473	2,398
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	728	448
Loss (gain) on disposal of assets	3	(1)
Provision for (benefit from) deferred income taxes	135	(991)
Provision for uncollectable accounts receivable	44	76
Fair value expense for stock options	53	32
Gain from extinguishment of liability	(609)	—
Changes in certain assets and liabilities:
Accounts receivable	(982)	(1,630)
Unbilled services	(66)	(217)
Inventory	(47)	(38)
Prepaid expenses	(69)	31
Costs and estimated gross margins in excess of billings	372	(475)
Software development costs	—	(232)
Accounts payable	(891)	(156)
Accrued compensation and payroll taxes	261	305
Other accrued liabilities	147	45
Customer deposits	271	68
Billings in excess of costs and estimated gross margins	(471)	(789)
Income taxes payable	11	(15)
Deferred revenue	216	305

Net cash flows provided by (used for) operating activities	579	(836)

Cash flows from investing activities:
Proceeds from sale of assets	5	1
Capital expenditures	(335)	(340)
Acquisition of businesses	(1,212)	(29)

Net cash flows used for investing activities	(1,542)	(368)

Cash flows from financing activities:
Loan repayment received from employee	3	2
Borrowing on bank line of credit	4,155	5,030
Repayment of bank line of credit	(2,925)	(3,260)
Payment of dividends on preferred stock	(536)	(535)

Net cash flows provided by provided by financing activities	697	1,237

Net change in cash and cash equivalents	(266)	33
Cash and cash equivalents, beginning of period	900	369

Cash and cash equivalents, end of period	634	402

The accompanying notes are an integral part of these consolidated financial statements.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

The information contained in these financial statements and notes for the three- and nine-month periods ended September 30, 2008 and 2007 should be read in conjunction with the audited financial statements and notes for the years ended December 31, 2007 and 2006, contained in the Annual Report on Form 10-K of Allin Corporation (the “Company”) for the year ended December 31, 2007. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. These interim statements do not include all of the information and footnotes required for complete financial statements. It is management’s opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made. However, results for these interim periods are not necessarily indicative of results to be expected for the full year. See Notes 2 – Share-Based Payment, 5 – Acquisitions, 6 – Goodwill and Other Intangible Assets, 7—Income Taxes and 8 – Industry Segment Information for information concerning the Company’s basis of presentation and accounting policies regarding these matters. The Consolidated Balance Sheet as of December 31, 2007 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Principles of Consolidation

The Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 include the financial position of the Company and all of its subsidiaries as of those dates. The Consolidated Statements of Operations include the results of operations of the Company and all of its wholly-owned subsidiaries for the three- and nine-month periods ended September 30, 2008 and 2007. Intercompany accounts and transactions have been eliminated. It is the Company’s policy to consolidate all subsidiaries and variable interest entities where the Company has control.

Reclassification

The Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2007 reflects a reclassification to the statement as originally reported to conform the prior period information with the current presentation. Separate amounts are shown for borrowing and repayment on the bank line of credit, which originally had been reported on a net basis. There are no changes to the net cash flows used for financing activities or the net change in cash and cash equivalents for the nine-month period ended September 30, 2007.

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

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletins (“SAB”) 101, Revenue Recognition in Financial Statements, and 104, Revenue Recognition, American Institute of Certified Public Accountants Statements of Position (“SOP”) 97-2, Software Revenue Recognition, and 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, Accounting Research Bulletin (“ARB”) No. 45, Long-Term Construction-Type Contracts, Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and other authoritative accounting literature. The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, services have been rendered or products have been delivered, and collectibility is reasonably assured. The Company’s revenue recognition policies are described below for each of the revenue captions on the Company’s Consolidated Statements of Operations.

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

Certain consulting projects are part of related arrangements, including computer hardware and equipment for specialized technology platforms, software and services. SOP 97-2 specifies that if an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the entire arrangement should be accounted for in conformity with the contract accounting guidance of ARB No. 45 and SOP 81-1. Arrangements for these projects involve significant customization of licensed proprietary software applications to integrate with the customers’ operating systems. Revenue for fixed-price service-based arrangements associated with these projects is recognized on the percentage of completion method of contract accounting, based on the proportion of labor expended through the end of the period to expected total project labor. Arrangements for these projects may include post-contract support for a period following system installation, for which a portion of the contract value is allocated based on vendor-specific objective evidence (“VSOE”) of fair value based on rates when technical support is sold separately. Revenue is recognized for post-contract support over the period when services are performed.

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Other Services

Other services revenue is derived from online hosting fees, software licensing fees, outsourcing of technical resources, customer billings for recovery of out-of-pocket costs associated with the performance of consulting and systems integration engagements, product referral commissions and placement fees. Fees for online hosting are typically calendar-based, with revenue recognized on a pro-rata basis over the applicable calendar period. Software licensing revenue is earned under related arrangements involving consulting and systems integration services, as described above. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1, as specified by SOP 97-2, and utilizes the percentage of completion recognition method for software licensing revenue derived under these arrangements. Revenue for technical resource outsourcing is recognized in a similar manner as discussed above for time-based consulting services.

Cost of Sales

Consulting services cost of sales includes labor cost for customer projects applied at the consultants’ standard hourly cost rates times hours charged. The standard hourly cost rates for salaried consultants, who represent a significant majority of the Company’s labor force, are determined by dividing their annual salary by the Company’s estimate of standard annual hours available for customer projects, and adding a burden percentage estimate for payroll taxes, benefits and workers compensation. For hourly-based consultants, the standard hourly cost rate is their hourly wage rate plus a burden percentage. The Company also utilizes independent contractors for customer projects and records labor costs at their respective hourly rates. Labor cost is applied in this manner for consulting projects where revenue is recognized based on hourly fees and where fixed amounts of revenue are recognized on a pro-rata basis over specified calendar periods. The Company uses incurred labor to expected total project labor as the basis for recognition of labor cost of sales where revenue is recognized on a proportional performance or percentage of completion basis. The aggregate of project labor charges at standard hourly cost rates and estimated burden is utilized as incurred labor cost.

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

Cost of sales associated with online hosting services includes data center facility, communications and bandwidth fees. The Company recognizes cost of sales for its outsourced resource engagements in a similar manner as discussed above for time-based practice area consulting services. Other services cost of sales also includes out-of-pocket costs associated with the performance of consulting and systems integration engagements.

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

Earnings Per Share

Loss or earnings per share of common stock have been computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. The shares used in calculating basic and diluted loss or earnings per share include the weighted average of the outstanding common shares of the Company. Prior to the expiration of their exercise or convertibility period, if any, outstanding stock options, warrants and convertible preferred stock would all be considered dilutive securities under SFAS No. 128. The following schedule summarizes the calculation of basic and diluted loss or earnings per share under SFAS No. 128:

Calculation of Basic and Diluted Earnings per Common Share	Three Months Ended September 30		Nine Months Ended September 30
Dollars in thousands, except per share data	2008	2007	2008	2007
(Loss) Earnings per common share – basic:
Numerator:
Net (loss) income	$(336)	$1,204	$1,473	$2,398
Less dividends on preferred stock	389	366	1,140	1,071

Net (loss) income attributable to common shareholders	$(725)	$838	$333	$1,327

Denominator:
Shares used in calculating basic earnings per common share	8,421,819	7,828,981	8,345,177	7,828,981

(Loss) earnings per common share – basic	$(0.09)	$0.11	$0.04	$0.17

(Loss) Earnings per common share – diluted:
Numerator:
Net (loss) income	$(336)	$1,204	$1,473	$2,398
Less dividends on preferred stock	389	366	1,140	1,071

Net (loss) income attributable to common shareholders	$(725)	$838	$333	$1,327

Add dividends on convertible preferred stock	—	45	135	135

Numerator for diluted EPS calculation	$(725)	$883	$468	$1,462

Denominator:
Weighted average common shares outstanding	8,421,819	7,828,981	8,345,177	7,828,981
Effect of outstanding stock options	—	229,266	243,724	208,646
Effect of convertible preferred stock	—	4,285,714	4,285,714	4,285,714

Shares used in calculating diluted net income per common share	8,421,819	12,343,961	12,874,615	12,323,341

(Loss) earnings per common share – diluted	$(0.09)	$0.07	$0.04	$0.12

The average market price of the common stock for the nine-month period ended September 30, 2008 exceeded the exercise prices for 465,000 stock options outstanding as of that date. The average market prices of the common stock for the three- and nine-month periods ended September 30, 2007 exceeded the exercise prices for 455,000 stock options outstanding as of the end of the respective periods. As a result, the numbers of shares indicated in the table above for the effect of outstanding stock options have been included in the calculations of diluted earnings per share. Although the average market price of the common stock for the three-month period ended September 30, 2008 exceeded the exercise prices for 465,000 stock options outstanding as of that date, no additional shares were included in the calculation of diluted earnings per share as the effect would have been anti-dilutive. Outstanding stock options with exercise prices in excess of average market prices were 516,000 for each of the three- and nine-month periods ended September 30, 2008, and 684,500 for each of the three- and nine-month periods ended September 30, 2007.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Each of the Company’s 150 shares of Series G Convertible Redeemable Preferred Stock is convertible into 28,571 share of the Company’s common stock. The potentially convertible shares were not included in the calculation of diluted earnings per share for the three-month period ended September 30, 2008 as the effect would have been anti-dilutive. The exercise price of the 2,500,000 warrants outstanding exceeded the average market price of the Company’s common stock for all of the periods reported above. Accordingly, warrants were not included in the calculation of diluted EPS for those periods.

Accounts Receivable and Unbilled Services

The Company’s subsidiaries record accounts receivable upon billing for services and products. Unbilled services are recorded when labor-based services have been provided prior to the end of the period and invoicing has not occurred. The Company evaluates the extension of credit to potential customers based on financial or other information and any special circumstances regarding the potential engagement. Payment for services or products is normally due within thirty days of billing, although alternate terms may be included in contracts or letters of engagement as agreed upon by the Company and the customer. Accounts receivable are not normally collateralized. The Company does not routinely charge interest on past due accounts receivable. As of September 30, 2008 and December 31, 2007, the Company’s risk of loss for accounts receivable and unbilled services was limited to the amounts recorded on the Consolidated Balance Sheets as of those dates.

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

Software Development Costs and Research and Development Expense

The Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 include capitalized software development costs of $400,000 and $589,000, respectively, net of accumulated amortization. Software development costs include purchased software development tools, testing equipment and the cost of Company labor. Software development costs were capitalized during the period from December 2005, when technical feasibility of the applications was achieved, until the May 2007 commercial introduction of the software applications. The Company is amortizing software development costs on a straight-line basis over three years. The Company recorded amortization expense of $63,000 for each of the three-month periods ended September 30, 2008 and 2007, respectively, and $189,000 and $105,000 for the nine-month periods ended September 20, 2008 and 2007, respectively, related to developed software.

Research and development expense is included in selling, general and administrative expenses. Expense of $129,000 and $109,000, respectively, was recognized during the three-month periods ended September 30, 2008 and 2007, and expense of $356,000 and $210,000, respectively, was recognized during the nine-month periods ended September 30, 2008 and 2007.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Warranty

The Company’s agreements with certain customers include warranty provisions obligating the Company to provide technical support for a period, typically ninety days, following completion of an installation of computer hardware, equipment and customized software applications for specialized technology platforms to correct problems encountered with operation of the platform or applications. The Company records an estimated warranty liability upon entry into an agreement with a warranty provision based on its historical experience with similar projects. Technical support provided during the warranty period is offset against the liability and any unused portion of the initial warranty estimate is reversed at the end of the warranty period. The Company’s warranty liability of $49,000 as of September 30, 2008 is included in “Other” accrued liabilities on the Consolidated Balance Sheet.

Deferred Revenue

Deferred revenue is recorded for customer billings for which services will be performed or products delivered in future periods. Such amounts are recognized as revenue when services are performed or products are delivered. As of September 30, 2008 and December 31, 2007, respectively, deferred revenue represented amounts expected to be recognized as revenue within one year of the applicable date.

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

Supplemental Disclosure of Cash Flow Information

Cash payments for income taxes were $21,000 and $7,000 during the three-month periods ended September 30, 2008 and 2007, respectively. Cash payments for interest were $29,000 and $28,000 during the three-month periods ended September 30, 2008 and 2007, respectively. Cash payments for income taxes were $57,000 and $33,000 during the nine-month periods ended September 30, 2008 and 2007, respectively. Cash payments for interest were $98,000 and $73,000 during the nine-month periods ended September 30, 2008 and 2007, respectively.

See Note 5 – Acquisitions for supplemental cash flow information related to acquisition of businesses.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2.	Share-Based Payment

The Company follows the guidance of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) in accounting for share-based payments, including grants of stock options, which are recognized in the financial statements based on their fair values.

The Company has four plans providing for the award of stock options, stock appreciation rights, restricted shares and restricted units for executive management, employees, non-employee directors, consultants and advisors of the Company and its subsidiaries. In October 1996, the Company adopted the 1996 Stock Plan (the “1996 Plan”). In May 1997, December 1998 and May 2000, respectively, the Company’s stockholders approved the Company’s 1997 Stock Plan (the “1997 Plan”), 1998 Stock Plan (the “1998 Plan”) and 2000 Stock Plan (the “2000 Plan”). The 1996 Plan, 1997 Plan, 1998 Plan and 2000 Plan are collectively referred to below as the “Allin Stock Plans.” Stock options awarded under the Allin Stock Plans are exercisable based on prices established at the grant date. Forfeited or expired stock options are eligible for reissuance under the terms of the Allin Stock Plans. Stock options granted to employees of the Company normally vest at 20% of the award per year for five years on the anniversaries of the grant dates. Stock options granted to non-employee directors normally vest on the first anniversaries of the grant dates. As of September 30, 2008, aggregate reserved shares for the Allin Stock Plans and shares available for future grants undesignated as of this date under the Allin Stock Plans are as follows:

	Aggregate Reserved Shares	Shares Available for Future Grants Undesignated as of September 30, 2008
1996 Plan	266,000	58,055
1997 Plan	300,000	4,444
1998 Plan	375,000	87,000
2000 Plan	295,000	87,000

Total Allin Stock Plans	1,236,000	236,499

Summary of Stock Option Activity for the Allin Stock Plans from January 1, 2008 through September 30, 2008:

	Number of Options	Weighted- Average Exercise Price
January 1
Outstanding	1,129,500	$0.73
Exercisable	643,500	$0.80
Activity:
Granted	15,000	$0.710
Forfeitures	19,000	$0.84
Exercised	—	—
Expired	144,500	$1.30

September 30
Outstanding	981,000	$0.65
Exercisable	611,200	$0.64

Summary of Information on Fair Value of Option Grants:

On March 11, 2008 and August 21, 2008, respectively, the Company awarded options to purchase 5,000 and 10,000 shares of common stock under one of the Allin Stock Plans. The grant prices were $0.80 and $0.67 per share, which reflected the market prices of the Company’s common stock on the grant dates. However, the options to purchase shares of common stock awarded in March were forfeited in June 2008. Expense recorded for the fair value of the March 2008 option grant was reversed upon the forfeiture.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company utilizes a closed-form model (Black-Scholes) to estimate the fair value of stock option grants on the dates of grant. The following are the assumptions for the 2008 grants under the Allin Stock Plans.

	Weighted Average	Low Assumption	High Assumption
Risk free interest rate	3.17%	2.75%	3.375%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life of options	7.0 yrs	7.0 yrs	7.0 yrs
Expected volatility rate	145%	143%	149%
Weighted average fair value of options granted during 2008		$0.68

Summary of Information for Stock Options Outstanding or Exercisable at September 30, 2008:

Information for Allin Stock Plans at September 30, 2008:	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Number of Options Exercisable	Weighted- Average Exercise Price
Exercise Price:
Less than $1.00	731,000	$0.53	4.5 years	361,200	$0.39
From $1.00 to $1.99	250,000	$1.00	3.2 years	250,000	$1.00

	981,000	$0.65	4.1 years	611,200	$0.64

A total of 369,800 non-vested stock options were outstanding as of September 30, 2008, with 23,000, 120,200, 110,200, 65,200 and 51,200 scheduled to vest in 2008, 2009, 2010, 2011 and 2012, respectively, unless forfeited earlier. A total of 66,000 of the non-vested options will vest upon a change in control of the Company, as defined in certain employment agreements, if earlier than the normal vesting schedule. Rights to purchase shares for awards made to date under the Allin Stock Plans expire seven years from the date of grant or are forfeited earlier if an option holder ceases to be employed by the Company or a subsidiary for any reason, or if awarded to a non-employee director, are forfeited earlier if services as a director cease prior to vesting of the options. A total of 160,000 vested options to purchase shares are held by directors or a former director and do not have an early expiration provision.

Fair Value Expense for Share-Based Payment Arrangements

Information regarding the expense related to the fair value of share-based payment arrangements recorded during the three- and nine-month periods ended September 30, 2008 and 2007, and expected for the next five years, is as follows.

Fair Value Expense for Share-Based Arrangements (Dollars in thousands)
Recorded expense for the:
Three months ended September 30, 2008	$16
Three months ended September 30, 2007	18
Nine months ended September 30, 2008	53
Nine months ended September 30, 2007	32

Estimated expense to be recognized for the:
Year ended December 31, 2008	70
Year ended December 31, 2009	63
Year ended December 31, 2010	54
Year ended December 31, 2011	50
Year ended December 31, 2012	33

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

3.	Preferred Stock and Changes in Shareholders’ Equity

Preferred Stock

The Company has the authority to issue 100,000 shares of preferred stock with a par value of $.01 per share. Of the authorized shares, 25,000 have been designated and issued as Series C Redeemable Preferred Stock, 2,750 as Series D Convertible Redeemable Preferred Stock, 1,000 as Series F Convertible Redeemable Preferred Stock, 150 as Series G Convertible Redeemable Preferred Stock and 250 as Series H Redeemable Preferred Stock. All of the shares of Series C, D, F, G and H preferred stock were outstanding as of September 30, 2008. The Company has no plans to issue additional shares of any of the series of preferred stock. The order of liquidation preference of the series of preferred stock, from senior to junior, is Series H, Series F, Series G, Series D and Series C.

Accrued dividends on Series C preferred stock were $4,636,000 as of September 30, 2008. The initial payment of accrued dividends on Series C preferred stock was scheduled to occur within ten days of June 30, 2006. However, the Company’s management deferred payment of the accrued dividends because, among other reasons, the Company’s credit agreement with S&T Bank prohibited payment of dividends on Series C preferred stock. The restriction under the loan agreement remains in effect currently. If at a future time the Company determines that payment would be advisable, it will seek elimination of the prohibition of payment under the S&T Loan Agreement if still in effect. Any future payment of dividends on Series C preferred stock is also subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Management does not currently expect dividend payments will be commenced for Series C preferred stock during the remainder of 2008 or during 2009.

Changes in Shareholders’ Equity

Information concerning changes to certain components of shareholders’ equity during the nine-month period ended September 30, 2008 is as follows:

(Dollars in thousands)	Common Stock	Additional Paid-in-Capital	Accumulated Deficit
Balance, December 31, 2007	$83	$36,971	$(39,003)
Fair value of stock options	—	53	—
Dividends accrued on preferred stock	—	(1,140)	—
Issuance of common stock	1	118	—
Net income	—	—	1,473

Balance, September 30, 2008	$84	$36,002	$(37,530)

There were no changes to the other components of shareholders’ equity during this period. See Note 5 – Acquisitions for additional information related to the issuance of common stock during the period and a subsequent issuance of common stock during October 2008.

4.	Lines of Credit

The Company and S&T Bank, a Pennsylvania banking association, entered into Loan and Security Agreement, as amended (the “S&T Loan Agreement”), for a revolving credit loan, under which the maximum borrowing availability is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged ninety days or less from the date of invoice. Accounts receivable from two customers aged up to one hundred twenty days may also be included in the maximum borrowing availability. Accounts receivable qualifying for inclusion in the borrowing base will be net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. The Company is required to file weekly borrowing base certificates calculating eligible accounts receivable and borrowing availability. Borrowings are permitted under the S&T Loan Agreement for general working capital purposes. The S&T Loan Agreement had an original term of one year, but has been renewed for ten successive one-year periods. The expiration date of the S&T Loan Agreement is September 30, 2009. As of September

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

30, 2008, maximum borrowing availability was $2,154,000. Balances outstanding were $1,775,000 and $820,000 as of September 30, 2008 and December 31, 2007, respectively. Any principal balance will be due at maturity, but may be repaid in whole or part at any time without penalty.

In February 2008, the Company and its subsidiaries and S&T Bank entered into a Business Loan Agreement (“Loan Agreement”) and a Promissory Note (“Note”), and each of the Company and its subsidiaries and S&T Bank entered into Commercial Security Agreements. Collectively, the Loan Agreement, Note and Commercial Security Agreements are referred to as the “S&T Straight Credit Line.” The S&T Straight Credit Line will expire on September 30, 2009. Under the S&T Straight Credit Line, the Company may request principal borrowings up to an aggregate amount of $2,000,000. The principal balance of any borrowings will be due at maturity, although the Company may prepay a portion or all of outstanding borrowings at any time. However, prepayment of principal will not reduce the aggregate principal borrowings and therefore will not create greater borrowing availability than that existing immediately prior to the prepayment. Borrowings to date under the S&T Straight Credit Line have been $275,000, which remain outstanding as of September 30, 2008.

Loans made under the S&T Loan Agreement and the S&T Straight Credit Line bear interest at the bank’s prime interest rate plus one-half percent. During the period from January 1, 2008 through September 30, 2008, the rate of interest applicable to outstanding borrowings under the S&T Loan Agreement ranged from 7.75% to 5.50%. From February 14, 2008 through September 30, 2008, the applicable interest rate on the S&T Straight Credit Line ranged from 6.50% to 5.50%. Subsequently, the interest rate of 5.50% in effect for the credit facilities as of September 30, 2008 has been reduced to 4.50%. Interest payments are due monthly on any outstanding loan balances under the credit facilities. Interest expense related to borrowings under the S&T Loan Agreement was $29,000 and $27,000 for the three-month periods ended September 30, 2008 and 2007, respectively, and $61,000 and $72,000 for the nine-month periods ended September 30, 2008 and 2007, respectively.

The S&T Loan Agreement includes a covenant requiring a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company met the cash flow covenant requirement for the first two quarters of 2008. S&T Bank has granted a waiver of the covenant for the third quarter of 2008, without which the Company would not have been in compliance.

The S&T Loan Agreement and the S&T Straight Credit Line include consistent covenants relating to matters affecting the Company, including insurance coverage, financial accounting practices, audit rights, prohibited transactions and dividends. The covenant concerning dividends prohibits the Company from paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company’s stock, except for dividends payable in the ordinary course of business on the Company’s Series D, F, G and H preferred stock. The S&T Loan Agreement and S&T Straight Credit Line also include financial reporting requirements regarding annual audit reports, monthly financial statements and accounts receivable and payable statements. S&T Bank granted waivers of the deadline for reporting financial results and accounts receivable and payable statements for the monthly periods ending June 30, 2008 through September 30, 2008. The Company experienced delays in producing this information due to the implementation of a new accounting and financial reporting system during July 2008. The Company subsequently met its monthly financial reporting requirements for all of these periods. As of September 30, 2008, the Company was in compliance with the other loan covenants under the credit facilities.

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

SharePointHosting.com

On May 20, 2008, Allin Consulting of Pennsylvania, Inc. (“Allin Consulting-Pennsylvania”) acquired certain assets, including those specified in the table below, utilized in the operations of SharePointHosting.com from SmithBridge Technology Group, Inc. (“SmithBridge”) under an Asset Purchase Agreement among the parties. The financial results of the SharePointHosting.com operations following acquisition are included in Allin Consulting-Pennsylvania. SharePointHosting.com provides online hosting services based on Windows SharePoint Services and Microsoft Office SharePoint Server technologies. SharePointHosting.com offers a variety of standard SharePoint hosting service plans in a shared infrastructure environment, as well as custom-built and dedicated hosting solutions to meet customers’ specific requirements. In connection with the acquisition, Allin Consulting-Pennsylvania hired three SmithBridge employees, two of whom were holders of all of the equity interests in SmithBridge, and entered into Confidentiality and Noncompetition Agreements with both of the holders of equity interests in SmithBridge. The Consolidated Statements of Operations for the nine-month period ended September 30, 2008 includes financial results associated with the acquired operations for the period from the date of acquisition.

Consideration paid at closing consisted of a cash payment of $235,000 and the issuance of 150,000 shares of the Company’s common stock. The Company incurred $28,000 for professional services and finder’s fees related to the transaction. The market price of the Company’s common stock on the date of issuance was $0.79 per share, resulting in the recording of $1,000 to common stock and $117,000 to additional paid-in-capital. The Company’s estimates of the fair values of the acquired assets resulted in a purchase price allocation that exceeded the initial consideration and transaction costs, but is less than the maximum consideration that may be paid including the Earn Out Payments. Accrued purchase consideration of $729,000 is included in the Consolidated Balance Sheet as of September 30, 2008 related to the acquisition of SharePointHosting.com. The estimated acquisition price of $1,110,000 was allocated to purchased assets and assumed liabilities as follows:

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Pro forma Information

The following pro forma information for the three-month period ended September 30, 2007 and the nine-month periods ended September 30, 2008 and 2007 is based on the historical financial statements of the Company and the acquired business, SharePointHosting.com, for the portions of these periods prior to its acquisition by the Company, adjusted to give effect to the acquisition as if it had occurred on January 1, 2007. The pro forma information is not necessarily indicative of the operating results or financial position that would have been achieved if the acquisition of SharePointHosting.com had been consummated at the beginning of the period presented, nor is it necessarily indicative of the Company’s future operating results. The pro forma information does not give effect to any cost savings or integration benefits which may result from the acquisition.

(Dollars in thousands, except per share data)	As Reported	Acquired Business	Pro Forma Adjustments	Pro Forma Information
Three months ended September 30, 2007
Revenue	$5,682	$124	$—	$6,905
Net income	1,204	23	(61)	361
Net income attributable to shareholders	838	23	(61)	4
Earnings per share – basic	$0.11	$0.00	$(0.01)	$0.10
Earnings per share – diluted	$0.07	$0.00	$(0.01)	$0.07

Nine months ended September 30, 2008
Revenue	$22,019	$335	$—	$22,354
Net income	1,473	100	(95)	1,478
Net income attributable to shareholders	333	100	(95)	338
Earnings per share – basic	$0.04	$0.01	$(0.01)	$0.04
Earnings per share – diluted	$0.04	$0.01	$(0.01)	$0.04

Nine months ended September 30, 2007
Revenue	$18,648	$339	$—	$13,181
Net income	2,398	59	(184)	1,107
Net income attributable to shareholders	1,327	59	(184)	402
Earnings per share – basic	$0.17	$0.01	(0.02)	$0.15
Earnings per share – diluted	$0.12	$0.00	$(0.01)	$0.11

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

CodeLab Technology Group

The Stock Purchase Agreement entered into for the Company’s 2005 acquisition of CodeLab Technology Group, Inc. (“CodeLab”) provided for annual payments of contingent consideration to be paid to the former holders of equity interests in CodeLab for each of the three annual periods ending July 31, 2006, 2007 and 2008, consisting of a combination of cash and shares of the Company’s common stock. Any contingent payments due were to be calculated pursuant to a negotiated formula, as specifically set forth in the Purchase Agreement, that was based upon an agreed to multiple of the net operating profit of CodeLab’s business, determined on an accrual basis before deductions for income taxes, interest, depreciation and amortization, in the relevant annual period, and subject to further adjustments as set forth in the Purchase Agreement.

As of December 31, 2007, on the basis of management’s evaluation of CodeLab’s operating results for August through December 2007 and 2008 projections, the Company believed it was highly likely that contingent consideration would be paid for the third annual period ending July 31, 2008 and that the amount could be reasonably estimated. The Company’s estimate was $1,209,000, of which $96,000 was expected to be recorded as expense for compensatory elements. Expense of $45,000 was recorded for the compensatory elements during the period ended December 31, 2007. The remainder of the estimated contingent consideration of $1,113,000 was regarded as additional purchase price and was recorded as goodwill as of December 31, 2007. The Consolidated Balance Sheet as of December 31, 2007 includes $1,183,000 of accrued acquisition consideration related to CodeLab, $25,000 and $1,158,000 related to the annual periods ending July 31, 2007 and 2008, respectively.

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

Following completion of the third annual period ended July 31, 2008, the Company completed a final calculation for contingent consideration due under the Stock Purchase Agreement, which indicated consideration due consisting of a cash payment of $352,000 and 99,449 shares of the Company’s common stock. The Consolidated Balance Sheet as of September 30, 2008 includes accrued acquisition consideration of $403,000 related to CodeLab. The Company’s final calculation of expense for compensatory elements during the third annual period was $72,000. During the three month period ended September 30, 2008, a reduction of previously estimated expense of $18,000 was recorded. Expense of $26,000 was recorded for the nine-month period ended September 30, 2008. The Company recorded additional adjustments to reduce goodwill by $79,000 during the three-month period ended September 30, 2008 to reflect a change from the previous estimate for the portion of the contingent consideration regarded as additional purchase price. During October 2008, the Company made aggregate cash payments of $352,000 and issued 99,449 shares of its common stock to discharge its obligation related to the third annual period following the acquisition of CodeLab. The common stock issuance was valued based on a market value of $0.51 on the date of issuance resulting in the addition of $1,000 to common stock and $50,000 to additional paid-in-capital.

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Supplemental Disclosure of Cash Flow Information

The Company’s Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2008 and 2007, respectively, include cash used of $1,212,000 and $29,000 related to the acquisitions of SharePointHosting.com, CodeLab and Jimary Business Systems. The cash used has been recorded as follows:

Nine months ended September 30	2008	2007
(Dollars in thousands)
Accounts receivable	$—	$(1)
Prepaid expenses	$3	$—
Property and equipment	131	—
Customer list	678	(2)
Non-competition agreements	79	—
Domain names	373	—
Goodwill	(781)	258
Note payable	700	—
Deferred revenue	(154)	—
Accrued acquisition consideration	301	(226)
Common stock	(1)	—
Additional paid-in-capital	(117)	—

Net cash used for acquisition of businesses	$1,212	$29

6.	Goodwill and Other Intangible Assets

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

Business Acquired	Year	Type(s) of Intangible Assets
Allin Corporation of California	1996	Goodwill
Allin Consulting of Pennsylvania, Inc.	1998	Goodwill, customer list
MEGAbase, Inc.	1998	Goodwill
Computer Resources	2004	Customer list
Jimary Business Systems	2004	Goodwill, customer list
CodeLab	2005	Goodwill, customer list, non-competition agreement
SharePointHosting.com	2008	Customer list, non-competition agreements, domain names

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

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Goodwill

As of September 30, 2008, the Company’s Consolidated Balance Sheet includes goodwill of $5,431,000. The table below reflects the changes in recognized value of goodwill during the six-month period ended September 30, 2008 and the year ended December 31, 2007, by reportable segment.

	Balance September 30, 2008	2008 Acquisition Contingent Consideration	Balance December 31, 2007	2007 Acquisition Contingent Consideration	Balance January 1, 2007
Dollars in thousands
Attributed Segment:
Technology Infrastructure	$345	$(36)	$381	$76	$305
Collaborative Solutions	4,125	(644)	4,769	767	4,002
Business Process	395	—	395	194	201
Systems Integration	252	(49)	301	125	176
Information Systems Product Sales	88	—	88	38	50
Other Services	226	(52)	278	51	227

Total	$5,431	$(781)	$6,212	$1,251	$4,961

Changes in goodwill attributed to the Technology Infrastructure, Collaborative Solutions, Systems Integration and Other Services segments during 2008 and 2007 related to the acquisition of CodeLab. The goodwill attributed to the Business Process and Information Systems Product Sales segments during 2007 related to the acquisition of Jimary Business Systems.

Customer Lists, Non-Competition Agreements and Domain Names

The other intangible assets included in the Company’s Consolidated Balance Sheet as of September 30, 2008 are as follows:

As of September 30, 2008 (Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$3,337	$1,873	$1,464
Non-competition agreement	219	111	108
Domain names	373	50	323

Total intangible assets	$3,929	$2,034	$1,895

The customer lists associated with the acquisitions of Allin Consulting-Pennsylvania, Computer Resources and Jimary Business Systems are being amortized over periods ending in 2009, the customer list associated with the acquisition of CodeLab is being amortized over a period ending in 2013, and the customer list associated with the acquisition of SharePointHosting.com is being amortized over a period ending in 2014. The useful lives correspond with the periods of attributed cash flows in the Company’s fair value estimates, or for CodeLab, with the useful life recommended by independent appraisal. The non-competition agreement associated with the CodeLab acquisition is being amortized over a five-year term, as recommended in the independent appraisal, while the non-competition agreement associated with the SharePointHosting.com acquisition is being amortized over the three-year contractual term. The domain names associated with the acquisition of SharePointHosting.com are being amortized over a period of 2.75 years, which was the remainder of the current registration period at the time of acquisition.

Amortization Expense

Information regarding aggregate amortization expense recorded during the three- and nine-month periods ended September 30, 2008 and 2007, expected for the full year 2008, and expected for the following five years, is as follows.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Amortization Expense
(Dollars in thousands)
Recorded expense for the:
Three months ended September 30, 2008	$194
Three months ended September 30, 2007	131
Nine months ended September 30, 2008	480
Nine months ended September 30, 2007	308

Estimated expense to be recognized for the:
Year ended December 31, 2008	$674
Year ended December 31, 2009	777
Year ended December 31, 2010	510
Year ended December 31, 2011	280
Year ended December 31, 2012	252
Year ended December 31, 2013	190

Actual amortization expense for the three- and nine-month period ended September 30, 2008 and 2007, and estimated amortization expense for the years ended December 31, 2008 through December 31, 2010 includes amortization related to capitalized software development.

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

Deferred Tax Assets and Liabilities

The components of the deferred tax assets and liabilities, as of September 30, 2008 and December 31, 2007, are as follows:

Deferred Tax Assets and Liabilities	September 30, 2008	December 31, 2007
(Dollars in thousands)
Deferred tax assets:
Net operating loss carryforwards	$6,359	$6,919
Intangible asset differences	352	380
Miscellaneous	117	100

	6,828	7,399
Valuation allowance	(4,440)	(4,879)

Net deferred tax assets	$2,388	$2,520

Deferred tax liabilities:
Intangible asset differences	$75	$72

	$75	$72

On the Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007, the deferred tax liabilities are netted against the non-current portion of deferred tax assets, as required by SFAS No. 109.

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Valuation allowances have been recorded based on the Company’s realizability estimates and offset additional net deferred tax assets. Management believed it was more likely than not as of September 30, 2008 and December 31, 2007 that the net recognized deferred tax assets would be realized in future periods. Management assesses the realizability of deferred tax assets quarterly and adjusts the valuation allowance based on its assessment. The valuation allowance decreased by $439,000 and $2,086,000 during the nine-month period ended September 30, 2008 and the year ended December 31, 2007, respectively. The Company’s results of operations in future periods are subject to a number of material risks, including risks arising from concentrations related to the Interactive Media and Systems Integration segments, where revenue has historically resulted from a small number of large projects each year for a small number of customers concentrated in one industry. Management evaluates the Company’s results of operations, the backlog of committed business for future periods and its assessment of opportunities that might arise from the Company’s customers on a recurring basis. The Company’s evaluations during 2008 and 2007 indicated the risks were mitigated by the other factors such that significant reductions in the valuation allowance were appropriate. The Company believes that material uncertainty continues to exist as to the long-term realization of benefits greater than the recognized balance of deferred tax assets as of September 30, 2008.

As of September 30, 2008, the Company estimates its potentially realizable net operating loss carryforwards are approximately $14,557,000 and $27,264,000 for federal and state income tax purposes, respectively. The realization of the potential federal and state tax benefits related to net operating loss carryforwards, estimated to be approximately $4,950,000 and $1,409,000, respectively, as of September 30, 2008, depends on the Company’s ability to generate future taxable income. The net operating loss carryforwards are scheduled to expire at various times from 2010 through 2028. Tax returns for states in which the Company or subsidiaries operate, other than California, are filed on a single corporation basis, which may limit the Company’s ability to realize benefits related to net operating loss carryforwards. During the nine months ended September 30, 2008 and the year ended December 31, 2007, the Company realized benefits from the use of previously recorded deferred tax assets for net operating loss carryforwards to reduce taxable income.

Provision for Income Taxes

The provision for income taxes is comprised of the following for the three- and nine-month periods ended September 30, 2008 and 2007:

(Dollars in thousands)	Three Months Ended September 30, 2008	Provision for Income Taxes		Nine Months Ended September 30, 2007
		Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008
Current
Federal	$(5)	$3	$37	$25
State	4	(8)	37	2

Total current	(1)	(5)	74	27

Deferred	(120)	52	573	485
Valuation Allowance	120	(1,084)	(439)	(1,476)

Provision for income taxes	$(1)	$(1,037)	$208	$(964)

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A reconciliation of income taxes computed at the statutory federal income tax rate of 34% to the provision for income taxes reflected in the Consolidated Statements of Operations follows for the three- and nine-month periods ended September 30, 2008 and 2007 follows:

(Dollars in thousands)	Three Months Ended September 30, 2008	Provision for Income Taxes		Nine Months Ended September 30, 2007
		Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008
Estimated provision for income taxes at federal statutory rate	$(113)	$63	$578	$494
Non-amortizable intangible asset	18	18	54	54
State income tax expense	4	(8)	37	2
Change in valuation allowance	120	(1,084)	(439)	(1,476)
Change in estimates and other	(30)	(26)	(22)	(38)

Provision for income taxes	$(1)	$(1,037)	$208	$(964)

Cash Payments

Cash payments for income taxes were $21,000 and $7,000 during the three-month periods ended September 30, 2008 and 2007, respectively, and $57,000 and $33,000 during the nine-month periods ended September 30, 2008 and 2007, respectively.

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

The Company reviewed its previously recognized tax benefits and determined that no material uncertainty was indicated as of the implementation of the new standard. Consequently, no adjustments were recorded upon implementation of FIN No. 48 to establish liabilities for unrecognized tax benefits. The Company also reviewed the tax benefits expected to be recognized for 2007 and 2008 in estimating federal and state income tax provisions for the year ended December 31, 2007 and the nine-month period ended September 30, 2008. The Company determined that no material uncertainty was indicated regarding the expected tax benefits. Consequently, a tabular reconciliation of the beginning and ending amount of unrecognized tax benefits and any additions, reductions and changes has been omitted. No accrual for interest and penalties was recognized upon implementation of FIN No. 48, during the year ended December 31, 2007 or the nine-month period ended September 30, 2008.

There were no income tax examinations in progress when the Company implemented FIN No. 48. From September 2007 to April 2008, the Internal Revenue Service audited the Company’s consolidated return for the year ended December 31, 2005. The Internal Revenue Service proposed an adjustment to increase 2005 tax-basis income by $25,000. The Company accepted the finding and the audit has been closed. Due to the availability of net operating loss carryforwards, the audit adjustment did not result in a change to the 2005 tax provision. The Company has reduced its estimate of deferred tax assets related to federal net operating loss carryforwards as a result of the audit adjustment. No other examinations have subsequently commenced, nor has the Company or any of its subsidiaries received notice of another impending examination.

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

Basis for Determining Segments

The Company’s operations and management’s evaluations are primarily oriented around four practice areas meeting customer needs for Microsoft-based technology and interactive media services: Technology Infrastructure, Collaborative Solutions, Business Process and Interactive Media. The operations of these practice areas comprise the substantial majority of the Company’s revenue and gross profit and are closely associated with its strategic focus of providing solutions-oriented consulting services. The reportable segments related to these practice areas reflect aggregated practice area activity across the Company’s subsidiaries due to the similarity in nature of services, processes, and delivery methods for the practice areas.

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

Revenue

Information on revenue derived from external customers is as follows:

Revenue from External Customers (Dollars in thousands)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Technology Infrastructure	$777	$538	$1,937	$1,788
Collaborative Solutions	2,259	2,524	7,235	7,351
Business Process	594	863	1,642	2,300
Interactive Media	556	480	2,606	1,848
Systems Integration	954	782	6,074	3,610
Information System Product Sales	195	162	860	788
Other Services	570	333	1,665	963

Consolidated Revenue from External Customers	$5,905	$5,682	$22,019	$18,648

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Certain of the Company’s segments performed services for related entities. All revenue recorded for these services is eliminated in consolidation. Information on revenue derived from services for related entities is as follows:

Revenue from Related Entities (Dollars in thousands)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Total Revenue from Services for Related Entities	$145	$244	$282	$387

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

Gross Profit (Dollars in thousands)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Technology Infrastructure	$450	$303	$1,105	$985
Collaborative Solutions	1,256	1,484	4,060	4,197
Business Process	346	502	947	1,364
Interactive Media	392	329	1,631	1,249
Systems Integration	323	286	2,744	1,639
Information System Product Sales	87	49	281	223
Other Services	318	195	902	342

Consolidated Gross Profit	$3,172	$3,148	$11,670	$9,999

Assets

Information on total assets attributable to segments is as follows:

	Total Assets
(Dollars in thousands)	September 30, 2008	December 31, 2007
Technology Infrastructure	$1,498	$1,174
Collaborative Solutions	8,463	8,094
Business Process	1,201	1,329
Interactive Media	956	1,134
Systems Integration	3,202	4,326
Information System Product Sales	287	263
Other Services	2,486	1,335
Corporate & Other	1,083	1,089

Consolidated Total Assets	$19,176	$18,744

Allin Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Information about Major Customers

A loss of any of the Company’s significant customers or a substantial decline in the level of services provided in a future period for any of the significant customers could negatively impact the Company’s future results of operations and financial condition.

As of September 30, 2008, two significant customers comprised 14% and 13%, respectively, of the Company’s accounts receivable. As of December 31, 2007, two significant customers comprised 13% and 10%, respectively, of the Company’s accounts receivable.

Information concerning significant customers accounting for 10% or greater of the Company’s consolidated revenue in the respective periods is shown below.

Revenue (Dollars in thousands)	Percentage of Consolidated Revenue	Segments Included
Three Months Ended September 30, 2008
607	10%	Interactive Media, Systems Integration, Information System Product Sales, Other Services

Three Months Ended September 30, 2007
839	15%	Interactive Media, Systems Integration, Information System Product Sales, Other Services

No customers accounted for 10% or greater of the Company’s consolidated revenue for the nin-month periods ended September 30, 2008 and 2007. A loss of either of these significant customers or a substantial decline in the level of services provided in a future period for either of these significant customers could significantly negatively impact the Company’s future results of operations and financial condition.

Information about Major Suppliers

The Company purchases materials, including interactive television equipment, computer hardware, networking equipment and software, to be utilized for the operations of the Systems Integration and Information System Product Sales segments. Historically, these materials purchases have been highly concentrated with several major suppliers.

During the three-month period ended September 30, 2008, two significant suppliers accounted for 51% and 14% of materials purchases for these segments. The Company operated under a License and Supply Agreement with one of these major suppliers, which expired on June 30, 2008. The Company is presently negotiating an extension of this agreement with the supplier. The Company does not operate under supply agreements with the other vendor, but there are alternate sources of supply for the products purchased from this vendor. During the nine-month period ended September 30, 2008, two significant suppliers accounted for 53% and 11% of materials purchases for these segments. The significant suppliers are the same as with the quarterly period.

During the three-month period ended September 30, 2007, three significant suppliers accounted for 48%, 14% and 12% of materials purchases for these segments. During the nine-month period ended September 30, 2007, three significant suppliers accounted for 39%, 15% and 14% of materials purchases for these segments. The Company operated under a License and Supply Agreement with one of these major suppliers at the time of the purchases.

During September 2008, the Company entered into a commitment to purchase a minimum of $1,103,000 of interactive television hardware and software, to be utilized for the operations of the Systems Integration segment, from a supplier over an eighteen month period. No purchases were made as of September 30, 2008.

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis by management provides information with respect to the financial condition and results of operations of Allin Corporation (the “Company”) for the three- and nine-month periods ended September 30, 2008 and 2007. This discussion should be read in conjunction with the information contained in Part I, Item 1A – Risk Factors and Part II, Item 8 – Financial Statements and Supplementary Data in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and the information contained in Part I, Item 1 – Financial Statements and Part II, Item 1A—Risk Factors in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references herein to the “Company” refer to Allin Corporation and its subsidiaries. All references to “Microsoft” refer to Microsoft Corporation.

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

The Company is headquartered in Pittsburgh, Pennsylvania, with additional offices located in Northern California in San Jose and Walnut Creek, in Wakefield, Massachusetts near Boston, in Ft. Lauderdale, Florida, and in Philadelphia, Pennsylvania.

Revenue, cost of sales and gross profit derived for the four practice areas is collectively reflected as Consulting Services on the Company’s Consolidated Statements of Operations in Item 1 – Financial Statements. A brief description of the Company’s practice areas follows.

•

The Technology Infrastructure Practice Area focuses on customers’ network and application architecture, messaging and collaboration systems, operations management and security issues. Technology Infrastructure designs and implements enterprise-quality Microsoft technology that maximizes network availability and efficiency, and enables customers to reduce costs and protect vital resources. Services include network architecture and application design, evaluation of customer operating systems and database platforms, design and deployment of messaging and collaboration infrastructure to store and share information, and evaluation and upgrading of operations management and information system security procedures. Technology Infrastructure consulting services are provided from the Company’s Northern California, Pittsburgh and Boston offices. Technology Infrastructure revenue represented 9% and 10% of the Company’s consolidated revenue during the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively.

•

The Collaborative Solutions Practice Area provides customized application development based on the Microsoft .NET framework, portals and information workflow solutions, business intelligence solutions and enterprise project management solutions. Collaborative Solutions enables organizations to evaluate and streamline key business activities and optimize the creation, storage, sharing and retrieval of information. Collaborative Solutions’ customized application development addresses customers’ needs for automated processes and streamlined workflows to gain cost, time and quality improvements. Portal and workflow solutions ensure optimal delivery of information to employees, customers, partners and suppliers. Business intelligence solutions organize data into understandable information for strategic decision making. Enterprise project management solutions enable customers to optimize use of resources, improve communication and collaboration among team members and improve project performance. Collaborative Solution’s services are provided from the Company’s Northern California, Pittsburgh and Boston offices. Collaborative Solutions revenue represented 33% and 38% of the Company’s consolidated revenue during the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively.

•

The Business Process Practice Area provides services that help organizations across a broad array of industries automate processes, make more profitable decisions, and accelerate growth. Business Process customizes and implements the full range of Microsoft Dynamics software including Dynamics GP, Dynamics SL and Dynamics CRM. Dynamics GP-based solutions provide outstanding financial tools to enhance the visibility and control of business information and the back office modules necessary to unify an organization’s business processes. The Business Process Practice Area maximizes Dynamics SL’s project-centric back office capabilities by using its customization and integration tools to help customers implement project accounting best practices. Business Process designs and deploys Dynamics CRM to assist businesses in the development of profitable customer relationships through lead and opportunity management, incident management, a searchable knowledgebase and integrated reporting tools. Business Process services are provided from the Company’s Pittsburgh, Northern California and Boston offices. Business Process revenue represented 7% and 12% of the Company’s consolidated revenue during the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively.

•

The Interactive Media Practice Area offers innovative solutions including technology architecture design and applications development for the on-demand delivery of media rich video content. Interactive Media customers, historically concentrated in the cruise industry, include premiere operating brands from the world’s largest cruise organizations, Carnival Corporation & Plc. (“Carnival”), Royal Caribbean Cruises, Ltd. (“Royal Caribbean”), MSC Crociere S.p.A. (“MSC”) and NCL Corporation (“NCL”), as well as smaller cruise lines serving distinct markets. The Company’s DigiMix™ and DigiRF™ interactive television solutions support cruise lines’ onboard operations and enhance passenger amenities by providing in-cabin entertainment, shore excursion preview and ordering, real-time ship-to-cabin communication, information and other services, including food and wine orders, spa/salon information and shopping. Interactive Media’s solutions enable customers to generate incremental revenue, promote operating efficiencies and enhance customer service. Interactive Media solutions are Internet accessible, highly-functional applications utilizing high-end graphics and digital video content. Interactive Media activities are provided from the Company’s Ft. Lauderdale office, which is located near the most active concentration of cruise line operations in the United States. Interactive Media revenue represented 12% and 9% of the Company’s consolidated revenue during the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively.

In addition to the practice areas described above, the Company’s operations include three other segments, Systems Integration, Information System Product Sales and Other Services:

•

Systems Integration operations focus on the implementation of specialized technology platforms that provide flexible, scalable solutions meeting customers’ technology needs and preferences. Historically, Systems Integration revenue has been concentrated among cruise industry customers in projects related to the services provided by the Interactive Media Practice Area. The Company’s flexible DigiMix™ and DigiRF™ interactive television platform offers solutions for digital networks and hybrid distribution systems. Fifty shipboard interactive television systems installed by the Company since 1997 are currently in operation. Implementation projects for interactive television systems are also currently in progress or under commitment for three additional ships. Management believes this represents the largest base of cruise industry interactive television operations by any provider of interactive television services. During 2007 and the first nine months of 2008, Systems Integration operations also included implementation of specialized technology platforms for a customer in the financial services market. Systems Integration operations are provided from the Company’s Ft. Lauderdale and Boston offices. Systems Integration revenue represented 28% and 19% of the Company’s consolidated revenue during the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively.

•

Information System Product Sales reflects the Company’s sales of computer software and other technology products. The Company actively promotes the sale of Microsoft Dynamics software and related products in association with the services of the Business Process Practice Area. The Company also sells interactive television equipment and other products based on customer needs. Information System Product Sales represented 4% of the Company’s consolidated revenue during both the nine-month period ended September 30. 2008 and the year ended December 31, 2007.

•

The Other Services segment reflects revenue derived from online hosting services, software license fees, amounts billed for out-of-pocket costs, fees for resources outsourced for customer-managed projects, and other activities peripheral to the Company’s operations, including referral commissions or placement fees. Other Services revenue represented 8% of the Company’s consolidated revenue during each of the nine-month period ended September 30, 2008 and the year ended December 31, 2007. The Company’s online hosting services feature the SharePointHosting.com domain, providing hosting solutions based on Microsoft Windows SharePoint Services and Microsoft Office SharePoint Server. SharePointHosting.com multi-tenant and dedicated SaaS environments are currently utilized by more than eight hundred domestic and international customers. The Company’s management believes SharePointHosting.com’s ability to offer secure, dependable and cost-effective SharePoint software as a service (“SaaS”) environments gives the Company the opportunity to alleviate one of its customers’ largest obstacles to deploying SharePoint as a key platform for business communication, collaboration and enterprise search.

The Company was organized as a Delaware corporation in July 1996 to act as a holding company. As of September 30, 2008, the organizational legal structure consists of Allin Corporation and six subsidiaries. Allin Interactive Corporation (“Allin Interactive”), Allin Corporation of California (“Allin Consulting-California”), Allin Consulting-Pennsylvania, CodeLab Technology Group, Inc. (“CodeLab”) and Allin Network Products, Inc. (“Allin Network”) are operating subsidiaries that focus on the Company’s consulting and systems integration services. Allin Holdings Corporation (“Allin Holdings”) is a non-operating subsidiary that provides treasury management services to the Company. The Company utilizes the trade-names Allin Interactive, Allin Consulting, CodeLab Technology Group and SharePointHosting.com in its operations. Management believes the trade names are recognized in the markets the Company serves. All trade- and brand-names included in this Quarterly Report on Form 10-Q are the property of their respective owners.

Financial Overview

The following table provides a summary of key financial information from the Company’s Statements of Operations for the three-month periods ended September 30, 2008 and 2007, as well as period-to-period percentage changes.

(Dollars in thousands)	Three Months Ended September 30,		% Increase
	2008	2007
Statement of Operations Data:
Revenue	$5,905	$5,682	4%
Gross profit	3,172	3,148	1%
Selling, general and administrative expenses	3,481	2,953	18%
Net income	(336)	1,204	(128)%

Comparing the three-month periods ended September 30, 2008 and 2007, the Company experienced period-to-period increases in revenue of $223,000 and gross profit of $24,000. The Company’s aggregate consulting services realized decreases of $219,000 (5%) in revenue and $174,000 (7%) in gross profit. Significant period-to-period improvements in revenue and gross profit were realized by the Technology Infrastructure, Interactive Media, Systems Integration and Other Services segments. However, the Collaborative Solutions and Business Process segments experienced significant period-to-period declines in revenue and gross profit that partially offset the increases. The period-to-period changes in revenue or gross profit for the Information System Product Sales segment were relatively small and did not significantly impact the period-to-period changes in total revenue or gross profit.

Technology Infrastructure revenue and gross profit increased by $239,000 (44%) and $147,000 (49%), comparing the three-month periods ended September 30, 2008 and 2007. Management attributes the period-to-period increases primarily to the commencement of large projects in Northern California during the period.

Period-to-period changes in Interactive Media included increases in revenue of $76,000 (16%) and gross profit of $63,000 (19%), comparing the three-month periods ended September 30, 2008 and 2007. Although the number of active large projects for shipboard interactive television systems was relatively small in both periods, activity during the third quarter of 2008 included work on several interactive television system centralized hardware upgrades. There were no comparable projects active during the third quarter of 2007. Comparing the three-month periods ended September 30, 2008 and 2007, Systems Integration revenue and gross profit increased by $172,000 (22%) and $37,000 (13%), respectively. Management attributes the period-to-period increases in Systems Integration revenue and gross profit to the higher level of activity during the third quarter of 2008 on shipboard interactive television system upgrades,, which were related to those noted above for Interactive Media consulting.

Comparing the third quarters of 2008 and 2007, Other Services revenue and gross profit increased by $237,000 (71%) and $123,000 (63%), respectively. Management attributes the increase primarily to the inclusion of online hosting fees from the operations of the SharePointHosting.com domain during the third quarter of 2008 following its acquisition by the Company in May 2008.

Comparing the third quarters of 2008 and 2007, Collaborative Solutions revenue and gross profit declined by $265,000 (10%) and $228,000 (15%), respectively. Business Process revenue and gross profit declined by $269,000 (31%) and $156,000 (31%), respectively, comparing the same periods. Management attributes the changes primarily to a softening of demand during the third quarter of 2008 due to business concerns regarding domestic economic conditions.

The increase in selling, general and administrative expenses for the three-month period ended September 30, 2008, as compared to the three-month period ended September 30, 2007, was $528,000. Period-to-period increases were realized in compensation for additions to the Company’s technical consulting staff and sales and marketing personnel, rent expense due to expansion of the Boston and Ft. Lauderdale offices and the acquisition of SharePointHosting.com, and depreciation and amortization.

During the third quarter of 2007, the Company recognized a significant reduction in the valuation allowance associated with deferred tax assets which resulted in the recognition of a benefit from income taxes of $1,037,000 for the quarter.

The following table provides a summary of key financial information from the Company’s Statements of Operations for the nine-month periods ended September 30, 2008 and 2007, as well as period-to-period percentage changes.

(Dollars in thousands)	Nine Months Ended September 30,		% Increase
	2008	2007
Statement of Operations Data:
Revenue	$22,019	$18,648	18%
Gross profit	11,670	9,999	17%
Selling, general and administrative expenses	10,500	8,493	24%
Net income	1,473	2,398	(39)%

Comparing the nine-month periods ended September 30, 2008 and 2007, the Company experienced period-to-period increases in revenue of $3,371,000 and gross profit of $1,671,000. The Company’s aggregate consulting services realized a period-to-period increase of $133,000 (1%) in revenue and decline of $52,000 (1%) in gross profit. Significant period-to-period improvements in revenue and gross profit were realized by the Technology Infrastructure, Interactive Media, Systems Integration and Other Services segments. However, the Collaborative Solutions and Business Process segments experienced period-to-period declines in revenue and gross profit that largely offset the increases. The period-to-period changes in revenue or gross profit for Information System Product Sales segment were relatively small and did not significantly impact the period-to-period changes in total revenue or gross profit.

Technology Infrastructure revenue and gross profit increased by $149,000 (8%) and $120,000 (12%), comparing the nine-month periods ended September 30, 2008 and 2007. As noted above, management attributes the period-to-period increases primarily to the commencement of large projects in Northern California during the third quarter of 2008.

Period-to-period changes in Interactive Media included increases in revenue of $758,000 (41%) and gross profit of $382,000 (31%), comparing the nine-month periods ended September 30, 2008 and 2007. Management attributes the increases to a greater number of active large projects for shipboard interactive television systems in the first nine months of 2008 than in the first nine months of 2007. Comparing the nine-month periods ended September 30, 2008 and 2007, Systems Integration revenue and gross profit increased by $2,464,000 (68%) and $1,105,000 (67%), respectively. Management also attributes the period-to-period increases in Systems Integration revenue and gross profit to the higher level of activity on large shipboard interactive television systems related to those projects noted above for Interactive Media consulting during the first nine months of 2008.

Comparing the nine-month periods ended September 30, 2008 and 2007, Collaborative Solutions revenue and gross profit declined by $116,000 (2%) and $137,000 (3%), respectively. As discussed above, management attributes the declines to softening demand due to business concerns regarding domestic economic conditions.

Business Process revenue and gross profit declined by $658,000 (29%) and $417,000 (31%), respectively, comparing the nine-month periods ended September 30, 2008 and 2007. Management attributes the changes to the inclusion of activity for three unusually large projects during the first nine months of 2007. There were no projects with a comparable level of activity during the same period in 2008. Management also attributes the declines to business concerns regarding domestic economic conditions.

Other Services revenue and gross profit increased by $702,000 (73%) and $560,000 (185%), respectively, comparing the nine-month periods ended September 30, 2008 and 2007. Other services revenue and gross profit during the first nine months of 2008 increased due to growth in software licensing revenue associated with the Company’s DigiMix™ software applications utilized for shipboard interactive television platforms and the inclusion of hosting fees for SharePointHosting.com for a portion of 2008.

The increase in selling, general and administrative expenses for the nine-month period ended September 30, 2008, as compared to the nine-month period ended September 30, 2007, was $2,007,000. Period-to-period increases were realized in compensation for additions to the Company’s technical consulting staff and sales and marketing personnel, rent, travel and research and development expenses, as well as the acquisition of SharePointHosting.com and depreciation and amortization.

The Company recognized a gain of $609,000 during June 2008 from the extinguishment of a liability for goods purchased and utilized in the Company’s operations. The gain recognized was due to the expiration of the statutory period for a commercial claim under the sales terms of the arrangement.

The Company recognized a significant reduction in the valuation allowance associated with deferred tax assets resulting in the recognition of a benefit from income taxes of $964,000 for the nine months ended September 30, 2007. During the nine months ended September 30, 2008, the Company recognized a provision for income taxes of $208,000, resulting in a period-to-period decline in profitability of $1,172,000.

The Company’s cash balance decreased from $900,000 as of December 31, 2007 to $634,000 as of September 30, 2008, a decrease of $266,000. The overall change in cash reflects the netting of significant cash flows provided by operating activities, primarily from current operations, and cash flows provided by financing activities, primarily borrowing on the Company’s line of credit, with cash flows used for investing activities, primarily for consideration related to acquisitions and capital expenditures. Operating activities resulted in net cash provided of $579,000 during the nine-month period ended September 30, 2008. Cash generated from operations was $1,827,000, while changes in working capital resulted in a net use of $1,248,000. Working capital changes using cash included significant decreases in accounts payable and billings in excess of costs and estimated gross margins of $891,000 and $471,000, respectively, along with an increase in accounts receivable of $982,000. Working capital changes providing cash included a significant decrease in costs and estimated gross margins in excess of billings of $372,000 and increases in customer deposits, accrued compensation and payroll taxes, and deferred revenue of $271,000, $261,000 and $239,000, respectively. Investing activities resulted in net cash used of $1,542,000, primarily $1,212,000 for consideration related to acquisitions, including both initial consideration related to the acquisition of SharePointHosting.com and contingent consideration related to the acquisitions in 2004 and 2005, respectively, of Accounting Technology Professionals L.L.C. d/b/a Jimary

Business Systems (“Jimary Business Systems”) and CodeLab, and $335,000 for capital expenditures. Financing activities resulted in net cash provided of $697,000, primarily from net borrowings on the Company’s line of credit, net of preferred stock dividend payments.

Operational Focus, Marketing Strategy and Delivery Framework and Methods

The Company’s operations are focused on providing Microsoft-based technology solutions. The Company is a Microsoft Gold Certified Partner designated with the following Microsoft Competencies in recognition of the attainment of rigorous certification criteria and demonstrated technical competency in providing complex business solutions:

•	Advanced Infrastructure Solutions, with specializations in Active Directory and Identity Management and Systems Management;

•	Business Intelligence Solutions, with specializations in Business Intelligence Platform and Performance Management;

•	Custom Development Solutions, with specializations in Smart Client Development and Web Development;

•	Information Worker Solutions, with specializations in Search, Portals and Collaboration and Enterprise Content Management and Forms;

•	Microsoft Business Solutions, with a specialization in Dynamics CRM, Dynamics GP, and Dynamics SL;

•	Networking Infrastructure Solutions;

•	Security Solutions, with specializations in Identity and Secure Access;

•	and Unified Communications Solutions.

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

In October 2008. the Company announced that it had earned certifications to deliver Microsoft’s newest planning services offerings for Microsoft Exchange and Office Business Value Planning Services. In July 2008, the Company was recognized as a Microsoft Dynamics 2008 Inner Circle member, which recognizes the upper echelon of Dynamics partners with respect to sales and business growth. In June 2007, the Company was selected by Microsoft for National Systems Integrator status, a national program designed to assist strategic Microsoft partners with effective marketing and delivery of solutions across multiple geographic and product segments. The Company also participates as a member of the Microsoft US Sales & Service, Collaborative Solutions & Portals, and Enterprise Search Partner Advisory Councils which are comprised of small groups of elite partners selected to provide insight and feedback on Microsoft’s strategic direction. The Company intends to continue its specialization in Microsoft-based technology.

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

The Company’s Ft. Lauderdale-based Interactive Media consulting services and Systems Integration operations have been historically concentrated among customers in the cruise industry. Over the last eighteen months, the Company has added MSC, NCL, Regent Seven Seas Cruises, Inc. (“Regent”), Azamara Cruises (“Azamara”), Fred. Olsen Cruise Lines (“Fred. Olsen”), P&O Cruises (“P&O”) and Silversea Cruises Ltd. (“Silversea”) to the Interactive Media customer list, joining long-term customers Carnival, Celebrity, Costa and Royal Caribbean. The Company’s expertise in designing and installing interactive television systems is recognized in the cruise industry, where multiple generations of the Company’s interactive television solutions, some installed as long ago as 1997, are currently operating on fifty ships and have long been the system of choice for many of the world’s major cruise lines.

Marketing for the Interactive Media and Systems Integration operations focuses on the Company’s DigiMix™ and DigiRF™ interactive television solutions, which feature the latest generation applications and platform configurations, support onboard operations and enhance passenger amenities by providing on-demand in-cabin entertainment, communication, information and services. The Company emphasizes the platform flexibility and cost effectiveness of the Company’s scalable interactive television solutions, the broad scope of developed applications, the large installed base of shipboard interactive television systems, the availability of comprehensive support services and the cruise industry experience of its workforce in its marketing efforts. Management believes these factors represent advantages for the Company over its competitors and make the Company the industry leader in providing interactive television applications and systems to the cruise market.

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

Revenue Recognition. Certain projects undertaken by the Company involve design, configuration and implementation of specialized technology platforms under related arrangements involving some or all of the following attributes: computer hardware and equipment for specialized technology platforms, software, and services. Statement of Position (“SOP”) 97-2, Software Revenue Recognition, specifies that if an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the entire arrangement should be accounted for in conformity with the contract accounting guidance of Accounting Research Bulletin (“ARB”) No. 45, Long-Term Construction-Type Contracts, and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The arrangements underlying these projects involve significant customization of licensed proprietary software applications to integrate with the customer’s operating system. Revenue associated with these operations involving multiple-deliverable arrangements that included significant software customization accounted for under the contract accounting standards described above was 23% and 21% of the Company’s total revenue for the three-month periods ended September 30, 2008 and 2007, respectively, and 37% and 26% of the Company’s total revenue for the nine-month periods ended September 30, 2008 and 2007, respectively.

Revenue for fixed-price service-based arrangements associated with these projects is recognized on the percentage of completion method of contract accounting, based on the proportion of labor expended through the end of the period to expected total project labor. Project arrangements may include post-contract support following implementation of the specialized technology platform. A portion of the contract value is allocated to the post-contract support based on vendor-specific objective evidence (“VSOE”) of fair value based on rates when sold separately and, in accordance with SOP 97-2, revenue is recognized for post-contract support over the period when services are performed.

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

The Company’s practice areas perform certain consulting engagements on a fixed-price basis. The Company follows the contract accounting guidance of ARB No. 45 and SOP 81-1 and recognizes revenue on a proportional performance basis, utilizing the proportion of labor expended through the end of the period to expected total project labor. Management must estimate expected labor for project completion at the beginning of each project. Fixed-price consulting projects are reviewed monthly, with any changes to expected project labor factored into the determination of proportional performance, which is used to determine current revenue recognition. Revenue associated with these projects was 2% and 1% of the Company’s total revenue for the three-month periods ended September 30, 2008 and 2007, respectively, and 1% of the Company’s total revenue for each of the nine-month periods ended September 30, 2008 and 2007.

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

Goodwill and Other Intangible Assets. The Company’s intangible assets include goodwill associated with: the acquisitions of Allin Consulting-California (1996), Allin Consulting-Pennsylvania (1998), Jimary Business Systems (2004) and CodeLab (2005); customer lists associated with the acquisitions of Allin Consulting-Pennsylvania, Jimary Business Systems, Computer Resources (2004), CodeLab; and SharePointHosting.com (2008); non-competition agreements associated with the CodeLab and SharePointHosting.com acquisitions; and domain names associated with the SharePointHosting.com acquisition. The valuations of the customer list and non-competition agreements associated with the SharePointHosting.com acquisition were prepared in a manner consistent with the valuations of similar intangible assets associated with previous acquisitions. As of September 30, 2008, recognized balances for these customer lists, non-competition agreements and domain names were $1,464,000, $108,000 and $323,000, respectively, net of amortization. A non-competition agreement associated with the Jimary Business Systems acquisition reached full amortization during 2007. As of September 30, 2008, the recognized balance for goodwill was $5,431,000.

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

Testing for potential impairment of goodwill involves an attribution of the recognized assets and liabilities of the acquired businesses to reporting units. The recognized assets and liabilities include cash, accounts receivable, unbilled services, prepaid expenses, deferred tax assets, property and equipment, intangible assets and goodwill, accounts payable, accrued liabilities, deferred revenue and deferred tax liabilities. The reporting units utilized are the Company’s reported segments as applicable to the acquired operations, Technology Infrastructure, Collaborative Solutions, Business Process, Information System Product Sales and Other Services, further broken down geographically between Northern California, Pittsburgh and Boston-based operations. Recognized assets are attributed to reporting units in a manner consistent with that used for segment reporting. Management utilizes industry information for public technology consulting businesses to develop assumptions for appropriate revenue or earnings multiples for estimating the fair values of the reporting units. Estimated fair values are compared to the attributed recognized assets for each reporting unit, and an impairment loss is recognized to the extent that attributed assets exceed the estimated fair value of any reporting unit. Key risk factors that the Company monitors regarding goodwill are the industry valuation multiples and the financial results of the reporting units. Significant declines in these factors could indicate potential impairment of goodwill. The estimated fair values of all reporting units exceeded the recognized assets attributed to the reporting units in the annual test performed as of December 31, 2007, indicating no impairment of goodwill.

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

To test for potential impairment of the domain names, the Company utilizes a cash flow model to estimate fair value. The critical judgments and estimates are the proportion of the projected reporting unit cash flows to attribute to new business resulting from the domain names and the assumed growth rates for the overall business operations. Management uses its judgment based on the Company’s long-term marketing objectives regarding the domain names, historical information related to new business derived from customer-driven internet searches, future projections for the operations of the applicable reporting units, and external information concerning expected growth in the information technology services industry to develop estimates of future cash flows for the reporting units and the portions of the estimated cash flows to be attributed to the domain names. If the sum of the undiscounted cash flows attributable to the domain names exceeds the recognized value of the domain names, no impairment is indicated. If the sum of the undiscounted cash flows is less than the recognized value, an impairment loss is recognized for the difference between the recognized value and the sum of the discounted cash flows attributable to the domain names. Key risk factors that the Company monitors regarding the domain names are forecast growth rates for the information technology services industry, the level of new customers obtained through customer-driven Internet searches and the cash flows applicable to the reporting units attributed to the domain names. Significant declines in these factors could indicate potential impairment of the domain names.

Income Taxes. The Company records current and deferred provisions for, or benefits from, income taxes and deferred tax assets and liabilities in accordance with the requirements of SFAS No. 109 – Accounting for Income Taxes. Valuation allowances reduce deferred tax assets if there is material uncertainty as to the ultimate realization of the deferred tax benefits. Valuation allowances have been recorded as of September 30, 2008 based on the Company’s realizability estimates and reduce the Company’s recognized deferred tax assets to $2,388,000. The non-current portion of deferred tax assets was offset by $75,000 of non-current deferred tax liabilities, resulting in a total of $2,313,000 of current and non-current deferred tax assets being included in the Consolidated Balance Sheet as of September 30, 2008.

Results of operations for future periods are subject to a number of material risks, including risks arising from customer and industry concentrations related to the operations of the Interactive Media and Systems Integration segments. In recent periods, revenue from these segments has primarily resulted from a small number of large projects each year for a small number of customers concentrated in one industry. However, during the nine month periods ended September 30, 2008 and 2007, based on the Company’s results of operations during recent periods, then current backlogs of committed business for future periods and management’s assessments of future opportunities that might arise, the Company believed the risks were mitigated such that material reductions in the valuation allowance were appropriate. The reductions in valuation allowance recognized during the nine-month periods ended September 30, 2008 and 2007, respectively, were $439,000 and $1,476,000, respectively. The Company believes that material uncertainty continues to exist as to the long-term realization of benefits greater than the recognized balance of deferred tax assets as of September 30, 2008 and valuation allowances offset any additional net deferred tax assets.

Management believes it is more likely than not that the deferred tax assets of $2,388,000 will be realized in future periods. During the nine-month period ended September 30, 2008 and the year ended December 31, 2007, the Company realized benefits from the use of previously recorded deferred tax assets for net operating loss carryforwards to reduce taxable income. Management assesses the realizability of deferred tax assets quarterly and adjusts the valuation allowance based on its assessment.

The Company recognized deferred income tax liabilities of $75,000 as of September 30, 2008, arising primarily from the difference between tax- and book-basis amortization of capitalized software development costs and the tax-basis amortization of goodwill associated with the acquisition of Jimary Business Systems. Management monitors deferred tax liabilities quarterly and adjusts the recorded balance based on its assessment. See Note 7 – Income Taxes in the Notes to Consolidated Financial Statements included in Item 1—Financial Statements of this Quarterly Report on Form 10-Q for additional information concerning the Company’s accounting for income taxes.

Accrued Acquisition Consideration. The Company’s Consolidated Balance Sheet as of September 30, 2008 includes an estimated liability for accrued acquisition consideration of $1,132,000 related to the acquisitions of CodeLab and SharePointHosting.com.

The Purchase Agreement entered into by the Company and the former holders of equity interests in CodeLab provided for annual payments of contingent consideration for each of the three annual periods ending July 31, 2006, 2007 and 2008. Contingent payments due were calculated pursuant to a negotiated formula, as specifically set forth in the Purchase Agreement, that was based upon an agreed to multiple of the net operating profit of CodeLab’s business, determined on an accrual basis before deductions for income taxes, interest, depreciation and amortization, in the relevant annual period, and subject to further adjustment as set forth in the Purchase Agreement. The aggregate amount of contingent payments was not to exceed $5,600,000.

On a recurring basis, management reviewed the results of CodeLab’s operations, the terms of the Purchase Agreement, certain agreements with customers, budgetary and other financial projections to assess the likelihood of contingent consideration becoming due for the then current annual period and to prepare an estimate of contingent consideration. When management determined that it was highly likely that contingent consideration would become due to the former holders of equity interests in CodeLab at the end of an annual period, an estimate was recorded for the estimated contingent consideration. When accrued acquisition consideration was recorded, management also estimated the portions to be recorded as expense for compensatory elements and as goodwill for additional purchase consideration.

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

As of September 30, 2008, accrued acquisition consideration of $403,000 related to the acquisition of CodeLab had been recorded based on the Company’s calculation for the third and final annual period following acquisition, which ended July 31, 2008. The calculation indicated consideration due consisting of a cash payment of $352,000 and 99,449 shares of the Company’s common stock. During October 2008, the Company made aggregate cash payments of $352,000 and issued 99,449 shares of its common stock to discharge its obligation related to the third annual period. The common stock issuance was valued based on a market value of $0.51 on the date of issuance resulting in the addition of $1,000 to common stock and $50,000 to additional paid-in-capital.

The Asset Purchase Agreement entered into by Allin Consulting-Pennsylvania, SmithBridge Technology Group, Inc. (“SmithBridge”) and the Company includes provisions for potential contingent consideration in the form of two “Earn Out Payments,” as defined in and calculated by formulas included in the agreement. The first Earn Out Payment will be based on annualizing revenue realized during the calendar quarter ending December 31, 2008 and may consist of a cash payment of up to a maximum of $270,000 and the issuance of shares of the Company’s stock as determined by dividing a dollar amount up to a maximum of $200,000 by the greater of (a) $1.00 per share or (b) the average of the high and low trading prices of shares of the Company’s common stock for the five trading days preceding the date on which the payment is made. The second Earn Out Payment will be based on annualizing revenue realized during the calendar quarter ending March 31, 2009 and may consist of a cash payment of up to a maximum of $270,000 and the issuance of shares of the Company’s stock as determined by dividing a dollar amount up to a maximum of $150,000 in the manner described above for the first Earn Out Payment. The Asset Purchase Agreement formulas provide threshold levels for annualized revenue during each period, below which no consideration is due and contemplate the calculation of contingent consideration on a sliding scale up to the maximum amounts noted above based on the actual levels of annualized revenue realized in the respective periods. Allin Consulting-Pennsylvania recorded accrued purchase consideration of $729,000 in conjunction with the initial valuation of assets purchased and liabilities assumed and comparison with consideration paid at closing.

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

Software Development Costs. Since 2005, the Company’s research and development efforts and expenditures have related primarily to application development and platform refinements for Interactive Media’s DigiMix™ and DigiRF™ interactive television solutions. Software development costs include purchased software development tools, testing equipment, consulting services and the cost of internal labor. A total of $758,000 was capitalized for software development costs between management’s determination of technical feasibility in December 2005 and commercial introduction of the software applications in May 2007. The Company also incurred research and development expenses of $90,000 in 2005 prior to the attainment of a working model demonstrating technical feasibility. Following commercial introduction, $297,000 and $356,000 of additional research and development expense has been recorded, respectively, during the year ended December 31, 2007 and the nine-month period ended September 30, 2008. Management’s key judgment was determination of the point of technical feasibility. Management reviewed status reports and other records and discussed project progress with the technical management personnel overseeing the development project to determine that technical feasibility had been obtained. The Company anticipates any further costs incurred for completion of the development process related to DigiMix™ and DigiRF™ interactive television applications will be expensed.

Certain Related Party Transactions

During the nine-month period ended September 30, 2008 and the year ended December 31, 2007, the Company engaged in transactions with related parties, including the sale of services and products, rental payments for office space, payments of additional purchase consideration and interest and principal payments on notes. Services and products sold represented 1% or less of the Company’s revenue in each of these periods. The charges for services and products sold to related parties were comparable to charges for similar services and products sold to non-related entities.

The Company’s office space in Pittsburgh, Pennsylvania is rented from an entity in which a beneficial holder of greater than five percent of the Company’s common stock, as well as certain of his family members, have equity interests. During August 2006, the Company entered into a new five-year lease for the space. Minimum remaining lease commitments for the Pittsburgh office space are $55,000 during the remainder of 2008, $221,000 per year for 2009 and 2010, and $129,000 for 2011. The rental rate is subject to annual adjustments based on a consumer price index-based formula as specified in the lease and minimum lease commitment amounts reflect the most recent adjustment. Rental expense for the Pittsburgh office was $159,000 for the nine-month period ended September 30, 2008 and $208,000 for the year ended December 31, 2007. This represented 1% and 2% of selling, general and administrative expenses during the respective periods.

In October 2007, pursuant to the Purchase Agreement entered into by the Company and the former holders of equity interests in CodeLab, the Company paid additional purchase consideration for the annual period ending July 31, 2007 to, among others, a former holder of equity interests in CodeLab and current chief executive officer of CodeLab. This holder received accrued acquisition consideration in the form of a cash payment, shares of the Company’s common stock and a promissory note executed by the Company in the principal amount of $700,000. The October 2007 issuance of shares of the Company’s common stock made the holder a beneficial owner of more than ten percent of the outstanding common stock of the Company. During June 2008, the Company paid principal of $700,000 and accrued interest of $17,000 to satisfy the note. The promissory note bore interest at a rate of 12% per annum. The Company previously made the required interest payments of $21,000 on December 31, 2007 and $20,000 on March 31, 2008, respectively, related to the promissory note.

See Part III, Item 13 – Certain Relationships and Related Transactions, and Directors Independence in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for further descriptions of the Company’s transactions with related parties during 2007.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenue

The following table sets forth revenue for the Company’s operating segments for the three-month periods ended September 30, 2008 and 2007 and period-to-period percentage changes for each segment.

Revenue (Dollars in thousands)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$777	$538	44%
Collaborative Solutions	2,259	2,524	(10)%
Business Process	594	863	(31)%
Interactive Media	556	480	16%
Systems Integration	954	782	22%
Information System Product Sales	195	162	20%
Other Services	570	333	71%

Consolidated Revenue	$5,905	$5,682	4%

The Company realized an increase of $239,000 in Technology Infrastructure revenue when comparing the three-month periods ended September 30, 2008 and 2007. Management believes the period-to-period increase resulted from the recent commencement of several large Technology Infrastructure projects for the Company’s Northern California operations. Activity during the third quarter of 2007 did not include projects of comparable size.

The Company realized a period-to-period decrease of $265,000 in revenue for the Collaborative Solutions Practice Area for the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007. Management believes demand for Collaborative Solutions services declined during the third quarter of 2008 as a result of domestic economic uncertainty and the tightening of credit availability. Management believes economic conditions are making businesses cautious in the short-term about committing to the cost of new technology initiatives. Management expects that the level of demand for Collaborative Solutions services in the longer term will be impacted by a number of factors and trends, including growing virtualization of technology environments and proliferation of web-based applications, increasing demand for technology-based solutions by small and medium-sized businesses, and increasing compliance demands. There can be no assurance, however, that the Company will realize Collaborative Solutions revenue growth in future periods as a result of these or any other factors.

Management attributes the period-to-period decrease in Business Process revenue of $269,000, comparing the three-month period ended September 30, 2008 with the three-month period ended September 30, 2007, to current domestic economic conditions as discussed above and to the inclusion of one unusually large and complex Dynamics CRM project during the third quarter of 2007. There was no comparably sized project during the third quarter of 2008.

The period-to-period increase in Interactive Media revenue, when comparing the three-month periods ended September 30, 2008 and 2007, was $76,000. In both periods, the majority of Interactive Media revenue related to application development, technical architecture design, configuration and implementation services, and technical support for interactive television systems installed on cruise ships. However, the third quarter of 2008 included a significant level of project activity for one large shipboard system, one small system and two system centralized hardware upgrade projects. The third quarter of 2007 included the peak period of project activity for one large and two small shipboard systems,.

The Company realized a period-to-period increase of $172,000 in revenue for the Systems Integration segment in the third quarter of 2008, as compared to the third quarter of the prior year. Management attributes the increase primarily to an increase in the number of active large projects during the respective quarters. During the third quarter of 2008, the Company realized Systems Integration revenue from significant activity for large projects involving the implementation of interactive television platforms aboard two ships, the Celebrity Mercury and Regent Navigator, as well as centralized hardware upgrade projects for the Carnival Triumph and Carnival Victory. During the third quarter of 2007, there was a significant level of project activity related to only three shipboard systems.

Revenue for the Information System Product Sales segment increased by $33,000, when comparing the three-month periods ended September 30, 2008 and 2007. Management attributes the increase to period-to-period variability in the level of sales of interactive television products and Microsoft Dynamics GP, SL and related software products.

Revenue for the Other Services segment increased by $237,000, when comparing the third quarters of 2008 and 2007. Management attributes the increase primarily to the inclusion of online hosting fees associated with the operations of SharePointHosting.com in the third quarter of 2008. The SharePointHosting.com acquisition occurred in May 2008 and consequently, revenue from online hosting fees was not included in operations for the third quarter of 2007.

Management believes total revenue expected to be realized during the fourth quarter of 2008 will be lower than that realized during the fourth quarter of 2007. Shipyard construction schedules significantly impact the timing of related projects for shipboard interactive television systems. Interactive Media, Systems Integration and Other Services revenue will be negatively impacted by a low level of project activity as a result of the schedule constraints. Management also believes uncertain domestic economic conditions and tight credit availability will negatively impact demand for the services of the other segments.

Cost of Sales and Gross Profit

The following table sets forth cost of sales for the Company’s operating segments for the three-month periods ended September 30, 2008 and 2007 and period-to-period percentage changes for each segment.

Cost of Sales (Dollars in thousands)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$327	$235	39%
Collaborative Solutions	1,003	1,040	(4)%
Business Process	248	361	(31)%
Interactive Media	164	151	9%
Systems Integration	631	496	27%
Information System Product Sales	108	113	(4)%
Other Services	252	138	83%

Consolidated Cost of Sales	$2,733	$2,534	8%

The Company realized a period-to-period increase in cost of sales for the Technology Infrastructure Practice Area of $92,000 when comparing the three-month period ended September 30, 2008 to the three-month period ended September 30, 2007. The significant increase in cost of sales was consistent with the change in revenue but smaller in percentage terms than the comparable period-to-period increase in revenue. Management believes the commencement of several large Technology Infrastructure projects enabled Technology Infrastructure to avoid negative short-term effects from uncertain economic conditions during the third quarter of 2008.

The period-to-period decrease in cost of sales for the Collaborative Solutions Practice Area of $37,000, comparing the quarter ended September 30, 2008 to the quarter ended September 30, 2007, is lower in percentage terms than the comparable period-to-period change in revenue. Management believes softening demand due to economic uncertainty is exerting downward pressure on pricing during the third quarter of 2008, resulting in the period-to-period increase in the proportion of labor costs to revenue.

The period-to-period decrease in cost of sales for the Business Process Practice Area of $113,000 corresponds to the decrease in the level of services provided during the third quarter of 2008, as compared to the third quarter of 2007. Management believes that the decrease in cost of sales is attributable to the inclusion of an unusually large project during the third quarter of 2007, as discussed above regarding revenue, and softening demand due to economic uncertainty.

The Company realized an increase of $13,000 for Interactive Media cost of sales, comparing the three-month period ended September 30, 2008 with the three-month period ended September 30, 2007. The period-to-period increase in cost of sales was lower in percentage terms than the corresponding increase in revenue. Management attributes this to project activity during the third quarter of 2008 involving a lower proportion of high labor cost resources than during the third quarter of 2007.

The increase in Systems Integration cost of sales of $135,000, comparing the quarters ended September 30, 2008 and 2007, corresponds with the period-to-period change in Systems Integration revenue, but is slightly higher in percentage terms. Management attributes this to a higher proportion of activity during the third quarter of 2008 relating to system centralized hardware upgrades that involve relatively high cost system components.

A decrease in cost of sales of $5,000 for the Information System Product Sales segment, comparing the three-month periods ended September 30, 2008 and 2007, was realized despite a period-to-period increase in revenue. Management attributes this to period-to-period variability in the mix of sales of interactive television products and Microsoft Dynamics GP, SL and related software products.

The period-to-period increase in Other Services cost of sales of $114,000 is primarily attributable to the corresponding period-to-period increase in revenue. Cost of sales related to SharePointHosting.com operations are included in the third quarter of 2008 but not in the third quarter of 2007 and represent the majority of the overall period-to-period increase in cost of sales.

The following table sets forth gross profit for the Company’s operating segments for the three-month periods ended September 30, 2008 and 2007 and period-to-period percentage changes for each segment.

Gross Profit (Dollars in thousands)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$450	$303	49%
Collaborative Solutions	1,256	1,484	(15)%
Business Process	346	502	(31)%
Interactive Media	392	329	19%
Systems Integration	323	286	13%
Information System Product Sales	87	49	78%
Other Services	318	195	63%

Consolidated Gross Profit	$3,172	$3,148	1%

The Company realized a period-to-period increase in gross profit of $147,000 for the Technology Infrastructure Practice Area, comparing the quarters ended September 30, 2008 and 2007,. As discussed above, management. attributes the increase primarily to the recent commencement of several large Technology Infrastructure projects during the third quarter of 2008. Management also believes the commencement of these projects has alleviated downward pressure on pricing due to uncertain economic conditions, as labor costs represented a smaller proportion of revenue in the third quarter of 2008 than in the third quarter of 2007.

The Collaborative Solutions Practice Area experienced a decline in gross profit of $228,000, comparing the third quarter of 2008 to the third quarter of 2007. The decrease is consistent with a corresponding period-to-period decrease in revenue, but is slightly greater in percentage terms. Management attributes the decline to softening demand due to current domestic economic conditions, and believes current conditions also have had the effect of placing downward pressure on pricing, contributing to the period-to-period decline in gross profit percentage.

The decline in gross profit for the Business Process Practice Area of $156,000, comparing the three-month periods ended September 30, 2008 and 2007, is consistent with the period-to-period decline in revenue. As discussed above, management believes results during the third quarter of 2007 benefited from the inclusion of an unusually large and complex Dynamics CRM-based project. There was no similarly sized project during the third quarter of 2008. Management also believes demand for Business Process projects has declined due to uncertain domestic economic conditions.

Interactive Media gross profit increased by $63,000, when comparing the three-month periods ended September 30, 2008 and 2007, consistent with a period-to-period increase in revenue, but higher in percentage terms. As discussed above, management attributes the increase primarily to the inclusion of a greater number of significant projects during the third quarter of 2008. The period-to-period increase in gross profit percentage resulted from a lower proportion of high labor cost resources being utilized in the project mix during the third quarter of 2008 than during the third quarter of 2007.

The period-to-period increase in Systems Integration gross profit of $37,000, when comparing the quarter ended September 30, 2008 to the quarter ended September 30, 2007, was less than the corresponding increase in revenue in percentage terms. As discussed above, management attributes this to a higher proportion of activity during the third quarter of 2008 relating to system centralized hardware upgrades that involve relatively high cost system components.

The increase in gross profit for Information System Product Sales of $38,000, comparing the quarters ended September 30, 2008 and 2007, resulted primarily from the corresponding increase in revenue. The increase in gross profit exceeded the increase in revenue, which management attributes to period-to-period variability in the mix of sales of interactive television products and Microsoft Dynamics GP, SL and related software products.

Other Services gross profit increased by $123,000, when comparing the three-month periods ended September 30, 2008 and 2007, primarily as a result of the inclusion of online hosting fees associated with SharePointHosting.com operations during the third quarter of 2008.

Selling, General & Administrative Expenses

The Company recorded $3,481,000 in selling, general and administrative expenses during the three-month period ended September 30, 2008, including $283,000 for depreciation and amortization and $3,198,000 for other selling, general and administrative expenses,. Selling, general and administrative expenses were $2,953,000 during the three-month period ended September 30, 2007, including $184,000 for depreciation and amortization and $2,769,000 for other selling, general and administrative expenses. The period-to-period increase in aggregate selling, general and administrative expense was $528,000, or 18%.

The period-to-period increase in other selling, general and administrative expenses was $429,000, or 15%. The most significant factor in the period-to-period increase was growth in the Company’s technical consulting headcount and sales and marketing personnel, which resulted in increased compensation. Selling, general and administrative expenses reflect the portion of consulting staff time not directly associated with customer projects, including education and training, technical evaluation of customer requests for proposal, and assistance with project proposal preparation. Consequently, during periods when the technical staff is growing, selling, general and administrative expenses typically reflect a corresponding increase. A factor contributing to the period-to-period increase in other selling, general and administrative expenses was the inclusion of expenses related to the operations of SharePointHosting.com for the third quarter of 2008. Period-to-period increases in other types of expenses were also realized including travel, which increased as a result of growth in personnel, and rent expense, which increased primarily as a result of expansion of the Company’s office space in Boston and Ft. Lauderdale between the respective periods and the addition of office space in Philadelphia related to the acquired SharePointHosting.com operations.

Management attributes the increase in depreciation and amortization of $99,000, comparing the quarters ended September 30, 2008 and 2007, primarily to the commencement of amortization related to intangible assets and depreciation of computer hardware associated with the operations of SharePointHosting.com, which the Company acquired in May 2008. Depreciation also increased in the third quarter of 2008 as compared to the third quarter of 2007 as a result of the Company’s significant investment in a new accounting system.

Benefit from Income Taxes

The Company recorded a significant reduction in the valuation allowance associated with deferred tax assets during the three-month period ended September 30, 2007, which resulted in the recognition of a benefit from income taxes of $1,037,000 for that quarter. No comparable change was made to the valuation allowance during the three-month period ended September 30, 2008, and the recognized benefit from income taxes was $1,000.

Net (Loss) Income

The Company recorded a net loss of $336,000 for the three-month period ended September 30, 2008, as compared to net income of $1,204,000 for the three-month period ended September 30, 2007. Gross profit from operations was steady period-to-period. The $1,540,000 period-to-period decline in profitability resulted from a $528,000 increase in selling, general and administrative expenses and a period-to-period decline in recognized benefit from income taxes of $1,036,000. The factors resulting in the changes in selling, general and administrative expenses and benefit from income taxes are discussed above.

Results of Operations

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenue

The following table sets forth revenue for the Company’s operating segments for the nine-month periods ended September 30, 2008 and 2007 and period-to-period percentage changes for each segment.

Revenue (Dollars in thousands)	Nine Months Ended September 30, 2008	Nine Months Ended September30, 2007	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$1,937	$1,788	8%
Collaborative Solutions	7,235	7,351	(2)%
Business Process	1,642	2,300	(29)%
Interactive Media	2,606	1,848	41%
Systems Integration	6,074	3,610	68%
Information System Product Sales	860	788	9%
Other Services	1,665	963	73%

Consolidated Revenue	$22,019	$18,648	18%

The Company realized an increase of $149,000 in Technology Infrastructure revenue when comparing the nine-month periods ended September 30, 2008 and 2007. Management believes the period-to-period increase resulted from the recent commencement of several large Technology Infrastructure projects for the Company’s Northern California operations. Activity during the third quarter of 2007 did not include projects of comparable size.

The Company realized a period-to-period decline of $116,000 in revenue for the Collaborative Solutions Practice Area for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. As discussed above, management believes demand for Collaborative Solutions services declined during 2008 as a result of domestic economic uncertainty and the tightening of credit availability. Management believes economic conditions are making businesses cautious in the short-term about committing to the cost of new technology initiatives.

Management attributes the period-to-period decrease in Business Process revenue of $658,000, comparing the nine-month period ended September 30, 2008 with the nine-month ended September 30, 2007, to the inclusion of three unusually large and complex Dynamics SL and CRM projects during the first nine months of 2007. There were no comparably sized projects during the first nine months of 2008, which management believes may reflect uncertain domestic economic conditions. Management also believes other factors contributed to the decline in revenue, including downward pressure placed on pricing in an effort to stimulate sales and a negative short-term impact resulting from changes in sales and marketing personnel focused on Business Process operations, although these factors primarily affected revenue realized during the first quarter of 2008.

The period-to-period increase in Interactive Media revenue, when comparing the nine-month periods ended September 30, 2008 and 2007, was $758,000. In both periods, the majority of Interactive Media revenue related to application development, technical architecture design, configuration and implementation services, and technical support for interactive television systems installed on cruise ships. However, the first nine months of 2008 included the peak period of project activity for seven large and three small shipboard systems, as well as a number of smaller projects. The first nine months of 2007 included the peak period of project activity for five large and two small shipboard systems, as well as a number of smaller projects. Management attributes the period-to-period increase in revenue and major projects to the introduction of the latest generation of DigiMix™ and DigiRF™ applications for interactive television technology in May 2007, which management believes stimulated demand for Interactive Media services.

The Company realized a period-to-period increase of $2,464,000 in revenue for the Systems Integration segment for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. During the first nine months of 2008, the Company realized Systems Integration revenue from the peak periods of activity for projects involving the implementation of interactive television platforms aboard seven large ships, the Carnival Splendor, Celebrity Mercury, Fred. Olsen Balmoral, MSC Musica, MSC Poesia, P&O Ventura and Royal Caribbean Independence of the Seas, interactive television platforms aboard three small ships, the Regent Mariner, Regent Navigator and Silversea Prince Albert II, as well as upgrades of specialized technology platforms for a financial services customer. During the first nine months of 2007, the Company realized Systems Integration revenue from the implementation of interactive television platforms aboard five large ships and two small ships, as well as the upgrade of specialized technology platforms for a financial services customer.

Revenue for the Information System Product Sales segment increased by $72,000, when comparing the nine-month periods ended September 30, 2008 and 2007. Management attributes the increase to period-to-period variability in the level of sales of interactive television products and Microsoft Dynamics GP, SL, CRM and related software products.

Revenue for the Other Services segment increased by $702,000, when comparing the first nine months of 2008 and 2007. Management attributes the increase to the inclusion of online hosting fees related to the operations of SharePoint Hosting.com since May 2008 and software licensing revenue associated with the latest generation of DigiMix™ and DigiRF™ applications for interactive television technology for the full 2008 period. Online hosting revenue was not realized during the first nine months of 2007 and software licensing revenue was realized during only a portion of this period.

Interactive Media, Systems Integration and Other Services revenue from related projects for design, configuration and implementation of interactive television systems on cruise ships and associated software licensing revenue for the nine months ended September 30, 2008 exceeded levels realized during the year ended December 31, 2007. However, management believes Interactive Media, Systems Integration and Other Services revenue will be lower during the fourth quarter of 2008 than that realized during any of the first three quarters of the year due to project scheduling requirements driven by shipyard construction schedules. As of September 30, 2008, the Company’s backlog includes orders for systems aboard the Costa Luminosa and Costa Pacifica, as well as the remaining work for the MSC Fantasia project. Schedule delays or project cancellations could occur during future periods. No assurance can be given that revenue for these segments will be realized in future periods at levels equal to or in excess of 2008 revenue.

Cost of Sales and Gross Profit

The following table sets forth cost of sales for the Company’s operating segments for the nine-month periods ended September 30, 2008 and 2007 and period-to-period percentage changes for each segment.

Cost of Sales (Dollars in thousands)	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$832	$803	4%
Collaborative Solutions	3,175	3,154	1%
Business Process	695	936	(26)%
Interactive Media	975	599	63%
Systems Integration	3,330	1,971	69%
Information System Product Sales	579	565	2%
Other Services	763	621	23%

Consolidated Cost of Sales	$10,349	$8,649	20%

The Company realized a period-to-period increase in cost of sales for the Technology Infrastructure Practice Area of $29,000, comparing the nine-month period ended September 30, 2008 to the nine-month period ended September 30,

2007. The increase in cost of sales was consistent with the change in revenue but smaller in percentage terms than the comparable period-to-period increase in revenue. Management believes the commencement of several large Technology Infrastructure projects during the third quarter of 2008 enabled Technology Infrastructure to avoid negative short-term effects from uncertain economic conditions.

The Collaborative Solutions Practice Area realized a period-to-period increase in cost of sales of $23,000, comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007, despite a 2% period-to-period decline in revenue. As discussed above, management believes softening demand due to economic uncertainty is exerting downward pressure on pricing during 2008, resulting in the period-to-period increase in the proportion of labor costs to revenue.

The period-to-period decrease in cost of sales for the Business Process Practice Area of $241,000 is primarily attributable to the decrease in the level of services provided during the first nine months of 2008, as compared to the first nine months of 2007. The decrease in cost of sales for Business Process is less than the change in revenue in percentage terms, indicating a period-to-period increase in the proportion of labor costs to revenue. Management believes that certain Business Process projects performed primarily during the first quarter of 2008 reflected downward pressure on pricing, resulting in labor costs comprising a higher proportion of revenue. Management believes this situation improved later during 2008 as is indicated by the comparison of quarterly results above where gross profit percentage was comparable in the third quarters of 2008 and 2007.

The Company realized an increase of $376,000 for Interactive Media cost of sales, comparing the nine-month period ended September 30, 2008 with the nine-month period ended September 30, 2007. The period-to-period increase in cost of sales was much greater in percentage terms than the corresponding increase in revenue. Project activity during the first nine months of 2008, particularly during the first half of the year, was at such a high level that the Company required a significant level of independent contractor labor to meet project schedule requirements. Independent contractor labor is generally priced at a significantly higher rate per hour than the cost of internal staff.

The increase in Systems Integration cost of sales of $1,359,000, comparing the nine-month periods ended September 30, 2008 and 2007, corresponds with the period-to-period change in Systems Integration revenue and resulted primarily from increased demand following the introduction of the DigiMix™ interactive television platform. Following the introduction of new high-end technology with the DigiMix™ platform, an increase in the proportion of Systems Integration cost of sales relative to revenue was temporarily realized. Management believes that with more experience in buying components for DigiMix™ platforms, the Company has identified potential cost savings, thereby reducing cost of sales in proportion to revenue, such that the percentage increase in Systems Integration cost of sales for the nine months ended September 30, 2008 is only 1% greater than the comparable period-to-period increase in Systems Integration revenue.

The increase in cost of sales of $14,000 for the Information System Product Sales segment, comparing the nine-month periods ended September 30, 2008 and 2007, was lower in percentage terms than the change in revenue. Management attributes this to period-to-period variability in the mix of sales of interactive television products and Microsoft Dynamics GP, SL and related software products.

The period-to-period increase in Other Services cost of sales of $142,000, comparing the first nine months of 2008 and 2007, was significantly lower in percentage terms than the corresponding period-to-period increase in revenue. The increase in Other Services revenue resulted primarily from the inclusion of online hosting fees related to the operations of SharePoint Hosting.com and software licensing revenue associated with the latest generation of DigiMix™ and DigiRF™ applications for interactive television technology, both of which involve low cost of sales in comparison to other sources of revenue in the Other Services segment.

The following table sets forth gross profit for the Company’s operating segments for the nine-month periods ended September 30, 2008 and 2007 and period-to-period percentage changes for each segment.

Gross Profit (Dollars in thousands)	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Period-to-Period % Increase (Decrease)
Technology Infrastructure	$1,105	$985	12%
Collaborative Solutions	4,060	4,197	(3)%
Business Process	947	1,364	(31)%
Interactive Media	1,631	1,249	31%
Systems Integration	2,744	1,639	67%
Information System Product Sales	281	223	26%
Other Services	902	342	164%

Consolidated Gross Profit	$11,670	$9,999	17%

The period-to-period increase in gross profit of $120,000 for the Technology Infrastructure Practice Area, comparing the nine-month periods ended September 30, 2008 and 2007, corresponds with the period-to-period increase in revenue, but is higher in percentage terms. As discussed above, management believes the commencement of several large Technology Infrastructure projects during the third quarter of 2008 resulted in the period-to-period increase and enabled Technology Infrastructure to avoid negative short-term effects from uncertain economic conditions.

The Collaborative Solutions Practice Area experienced a decrease in gross profit of $137,000, comparing the first nine months of 2008 to the first nine months of 2007. The decrease is consistent with the corresponding period-to-period increase in revenue, although slightly greater in percentage terms. As discussed above, management believes softening demand due to economic uncertainty is exerting downward pressure on pricing during 2008, resulting in the period-to-period increase in the proportion of labor costs to revenue.

The decline in gross profit for the Business Process Practice Area of $417,000, comparing the nine-month periods ended September 30, 2008 and 2007, corresponds with a significant period-to-period decline in revenue, but is greater in percentage terms. As discussed above, management believes results during the first nine months of 2007 benefited from the inclusion of several unusually large and complex Dynamics SL and CRM-based projects. There were no similarly sized projects during the first nine months of 2008. Management also believes Business Process results were negatively impacted by downward pressure on pricing to stimulate sales and changes to sales and marketing personnel focused on Business Process operations, although these factors primarily affected results for the first quarter of 2008.

Interactive Media gross profit increased by $382,000 when comparing the nine-month periods ended September 30, 2008 and 2007, consistent with the period-to-period increase in revenue, but was lower in percentage terms. As discussed above, management attributes the increase primarily to the inclusion of a larger number of significant projects during the first nine months of 2008. The period-to-period decline in gross profit percentage resulted from increased use of higher-cost independent contractor labor in the first nine months of 2008 as compared to the same period in 2007.

The period-to-period increase in Systems Integration gross profit of $1,105,000, when comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007, trailed the corresponding increase in revenue slightly in percentage terms. A contributing factor was the introduction of new and more expensive high-end technology with the DigiMix™ platform to provide the full benefits of the updated software applications. However, the importance of this factor has diminished during 2008 as the Company has identified potential cost savings in purchasing components for DigiMix™ platforms.

The increase in gross profit for Information System Product Sales of $58,000, comparing the nine-month periods ended September 30, 2008 and 2007, was attributable to the corresponding increase in revenue, but significantly higher in percentage change. As discussed above, management attributes this to period-to-period variability in the mix of types of product sales.

Other Services gross profit increased by $560,000, when comparing the nine-month periods ended September 30, 2008 and 2007, primarily as a result of the inclusion of online hosting fees associated with SharePointHosting.com operations during a portion of the 2008 period and software licensing revenue associated with the Company’s DigiMix™ and DigiRF™ applications for the full period during 2008.

Selling, General & Administrative Expenses

The Company recorded $10,500,000 in selling, general and administrative expenses during the nine-month period ended September 30, 2008, including $728,000 for depreciation and amortization, a $3,000 loss on disposal of assets and $9,769,000 for other selling, general and administrative expenses. Selling, general and administrative expenses were $8,493,000 during the nine-month period ended September 30, 2007, including $448,000 for depreciation and amortization and $8,046,000 for other selling, general and administrative expenses, net of a $1,000 gain from disposal of assets. The period-to-period increase in aggregate selling, general and administrative expense was $2,007,000, or 24%.

The period-to-period increase in other selling, general and administrative expenses was $1,723,000, or 21%. The most significant factor in the period-to-period increase was growth in the Company’s technical consulting headcount and sales and marketing personnel, which resulted in increased compensation expense. Selling, general and administrative expenses reflect the portion of consulting staff time not directly associated with customer projects, and typically increases during periods when the technical staff is growing. The Company realized period-to-period increases in other types of expenses including travel, which increased as a result of growth in personnel, and rent expense, which increased primarily as a result of expansion of the Company’s office space in Boston and Ft. Lauderdale and the addition of a Philadelphia office for the operations of SharePointHosting.com. Another significant factor contributing to the increase in selling, general and administrative expenses was an increase of $146,000 in research and development expense comparing the first nine months of 2008 to the first nine months of 2007. Research and development activity related to application development and platform refinements for DigiMix™ and DigiRF™ interactive television solutions was capitalized during the first four months of 2007, but expensed throughout the first nine months of 2008.

Management attributes the increase in depreciation and amortization of $280,000, comparing the nine-month periods ended September 30, 2008 and 2007, to the commencement of amortization of capitalized software development costs following the commercial introduction of developed applications during May 2007, depreciation resulting from the Company’s significant investment in capital expenditures during 2007 and 2008, and amortization associated with intangible assets associated with the acquisition of SharePointHosting.com in May 2008.

Gain from Extinguishment of Liability

The Company recognized a gain of $609,000 in June 2008 from the extinguishment of a liability for goods purchased and utilized in the Company’s operations. The gain recognized was due to the expiration of the statutory period for a commercial claim under the sales terms of the arrangement.

Provision for (Benefit from) Income Taxes

The Company recorded a significant reduction in the valuation allowance associated with deferred tax assets during the nine-month period ended September 30, 2007, which was the primary factor resulting in the recognition of a benefit from income taxes of $964,000 during this period. During the nine-month period ended September 30, 2008, a provision for income taxes of $208,000 was recognized, related to both current operations and changes in estimates for deferred tax assets.

Net Income

The Company recorded net income of $1,473,000 for the nine-month period ended September 30, 2008, as compared to net income of $2,398,000 for the nine-month period ended September 30, 2007. The $925,000 period-to-period decrease in profitability resulted from the offsetting effects of various factors. A period-to-period increase of $1,671,000 was realized in gross profit from operations and the Company recorded a gain from extinguishment of liability of $609,000. However, these positive impacts were offset by a $2,007,000 increase in selling, general and administrative expenses and a change from a significant benefit to a provision for income taxes that negatively impacted profitability by $1,172,000. The factors resulting in the changes in gross profit, selling, general and administrative expenses, gain from extinguishment of a liability and income taxes are discussed above.

Off-Balance Sheet Arrangements

As of September 30, 2008, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

At September 30, 2008, the Company had cash and liquid cash equivalents of $640,000 available to meet its working capital and operational needs. The net change in cash from December 31, 2007 was a decrease of $266,000. Net cash flows provided by operating activities were $579,000. The Company recognized net income of $1,473,000 for the nine-month period ended September 30, 2008. The Company recorded non-cash expenses of $963,000 for depreciation of property and equipment, amortization of capitalized software development and intangible assets, increases to the Company’s provision for uncollectible accounts receivable, provision for deferred income taxes, loss on disposal of assets and expense recognition for the fair value of outstanding stock options. The Company also recorded a non-cash gain of $609,000 from extinguishment of a liability. This resulted in net cash provided of $1,827,000 related to the Consolidated Statement of Operations. Changes in working capital resulted in net cash used of $1,248,000 for the nine-month period ended September 30, 2008. Major working capital adjustments resulting in cash used included decreases in accounts payable and billings in excess of costs and estimated gross margins of $891,000 and $471,000, respectively, and an increase in accounts receivable of $982,000. Major working capital adjustments resulting in cash provided included increases in customer deposits, accrued compensation and payroll taxes and deferred revenue of $271,000, $261,000 and $239,000, respectively, and a decrease in costs and estimated gross margins in excess of billings of $372,000. Management believes the cash used for changes in working capital reflects the significant expenditures made by the Company during the first nine months of 2008 for project materials, including computer hardware and interactive television equipment, for implementation of interactive television technology platforms on cruise ships.

Investing activities resulted in a net cash use of $1,542,000 for the nine-month period ended September 30, 2008. Investing activities included cash payments of $1,212,000 related to acquisition of businesses, including cash payments of $263,000 related to the acquisition of SharePointHosting.com, contingent consideration payments of $249,000 related to the acquisition of Jimary Business Systems and CodeLab, and the satisfaction of a $700,000 note payable issued in 2007 for a portion of the contingent consideration due for the second annual period following the acquisition of CodeLab. Investing activities also included capital expenditures of $335,000 for computer hardware and accounting software, as well as leasehold improvements and furniture related to expansion of the Boston and Ft. Lauderdale offices.

Financing activities resulted in net cash provided of $697,000 for the nine-month period ended September 30, 2008. The Company recorded net borrowing of $1,230,000 under its line of credit facilities during the first nine months of 2008, primarily as a result of the investing activities discussed above. Financing activities also included the payment of preferred stock dividends of $536,000.

Credit Facilities

On October 1, 1998, the Company and S&T Bank, a Pennsylvania banking association, entered into a Loan and Security Agreement, under which S&T Bank agreed to extend the Company a revolving line of credit. The Loan and Security Agreement, as amended (the “S&T Loan Agreement”), has subsequently been renewed for ten succeeding annual periods. In June 2008, the expiration date of the S&T Loan Agreement was extended to September 30, 2009. Borrowings may be made under the S&T Loan Agreement for general working capital purposes. The maximum borrowing availability under the S&T Loan Agreement is the lesser of $5,000,000 or 80% of the aggregate gross amount of eligible trade accounts receivable aged ninety days or less from the date of invoice. Accounts receivable qualifying for inclusion in the borrowing base are net of any prepayments, progress payments, deposits or retention and must not be subject to any prior assignment, claim, lien, or security interest. For two of the Company’s customers, trade accounts receivable aged one hundred twenty days or less from the date of invoice are eligible for inclusion in the borrowing availability. As of September 30, 2008, maximum borrowing capacity under the S&T Loan Agreement was $3,929,000. The outstanding loan balance was $1,775,000 as of this date, resulting in availability of $2,154,000. As of October 31, 2008, maximum borrowing capacity under the S&T Loan Agreement was $3,238,000, the outstanding loan balance was $1,985,000 and loan availability was $1,253,000. Borrowing availability typically is at its highest level early in a calendar month since most of the Company’s billing activity is scheduled on monthly periods, and declines during the month as receipts are collected. Management attributes the decline in borrowing availability during October 2008 to this recurring monthly pattern.

Loans under the S&T Loan Agreement bear interest at the bank’s prime interest rate plus one-half percent. During the first nine months of 2008, the interest rate under the S&T Loan Agreement ranged from 7.75% to 5.50%. The interest rate was 5.50% as of September 30, 2008. Subsequently, the interest rate has been reduced to 4.50%. Interest payments on any outstanding loan balances are due monthly on the first day of the month. The principal balance of any borrowings will be due at maturity, although any outstanding principal balances may be repaid in whole or part at any time without penalty.

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

Under the S&T Straight Credit Line, the Company may request principal borrowings up to an aggregate amount of $2,000,000. The principal balance of any borrowings will be due at maturity, although the Company may prepay a portion or all of any outstanding borrowings at any time during the term of the S&T Straight Credit Line. However, prepayment of principal will not reduce the aggregate principal borrowings and therefore will not create greater borrowing availability than that existing immediately prior to any prepayment. As of September 30, 2008, the Company had borrowed $275,000 under the S&T Straight Credit Line. The outstanding balance has not subsequently changed. Loans under the S&T Straight Credit Line bear interest at S&T Bank’s prime interest rate plus one-half percent. As of February 14, 2008, the applicable interest rate was 6.50%, and subsequently ranged from 6.50% to 5.50%, which was the rate in effect at September 30, 2008. The interest rate on the S&T Straight Credit Line decreased to 4.50% during October 2008. Interest payments on any outstanding loan balances are due monthly on the thirtieth day of the month. Any unpaid interest balance will be due at maturity.

The Company recorded interest expense of $29,000 and $61,000 related to these credit facilities during the three- and nine-month periods ended September 30, 2008, respectively.

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

The covenants included in the credit instruments are substantially consistent. The S&T Loan Agreement and S&T Straight Credit Line include various covenants relating to matters affecting the Company, including insurance coverage, financial accounting practices, audit rights, prohibited transactions, dividends and stock purchases. The covenants relating to dividends and purchases of stock prohibit the Company from paying cash dividends or redeeming, purchasing or otherwise acquiring outstanding shares of any class of the Company’s stock, except for dividends payable in the ordinary course of business on the Company’s Series D, F, G and H preferred stock. Declaration, but not payment, of dividends related to the Company’s Series C Redeemable Preferred Stock is permitted. The S&T Loan Agreement also includes a covenant requiring a cash flow to interest ratio of not less than 1.0 to 1.0. Cash flow is defined as operating income before depreciation, amortization and interest. The cash flow coverage ratio is measured for each of the Company’s fiscal quarters. The Company was in compliance with the cash flow covenant for the first two fiscal quarters of 2008. S&T Bank granted a waiver of the cash flow covenant for the fiscal quarter ended September 30, 2008, without which the Company would not have been in compliance. The Company was in compliance with all of the other covenants described above as of September 30, 2008. The S&T Loan Agreement and S&T Straight Credit Line also include reporting requirements regarding annual and monthly financial statements. The S&T Loan Agreement requires reporting of additional financial information, including monthly accounts receivable and payable statements, and weekly borrowing base certificates. S&T Bank granted waivers of the deadline for reporting financial results and accounts receivable and payable statements for the monthly periods ending June 30, 2008 through September 30, 2008. The Company experienced delays in producing the required financial information following its implementation of a new accounting and financial reporting system during July 2008. The Company subsequently met its financial reporting requirements for all of these periods.

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

The terms of covenants and events of default and their effect included in the S&T Loan Agreement are disclosed in their entirety in the text of the agreement filed as Exhibit 4 to the Company’s Report on Form 8-K filed on October 9, 1998, the Second Amendment to Note and Loan and Security Agreement filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarterly period ended September 30, 1999, the Fourth and Fifth Amendments to the Loan and Security Agreement filed as Exhibits 10.1 and 10.2, respectively, to the Company’s Report on Form 8-K filed on September 30, 2005, the Sixth Amendment to the Loan and Security Agreement and Change in Terms Agreement filed as Exhibits 10.1 and 10.2, respectively, to the Company’s Report on Form 8-K filed on September 19, 2006, the Change in Terms Agreement filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed on October 3, 2007, and the Change in Terms Agreement and Eighth Amendment to the Loan and Security Agreement filed as Exhibits 10.1 and 10.3, respectively, to the Company’s Report on Form 8-K filed on June 13, 2008. The terms of covenants and events of default and their effect included in the S&T Straight Credit Line are disclosed in their entirety in the text of the Business Loan Agreement filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed on February 20, 2008, and the Change in Terms Agreement filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed on June 13, 2008. The text of the Promissory Note and the form of the Commercial Security Agreement are disclosed in their entirety as Exhibits 10.2 and 10.3, respectively, to the Company’s Report on Form 8-K filed on February 20, 2008.

Preferred Stock and Warrants

As of September 30, 2008, the Company had outstanding 25,000 shares of Series C Redeemable Preferred Stock having a liquidation preference of $100 per share. There is no mandatory redemption date for the Series C preferred stock; however, the Company may redeem shares of Series C preferred stock at any time. There are no sinking fund provisions applicable to the Series C preferred stock. Since July 1, 2006, Series C preferred stock earns dividends at the rate of 12% of the liquidation value thereof per annum, compounded quarterly, an increase of 4% from the rate previously in effect. Dividends on the Series C preferred stock accrued as of June 30, 2006 compound thereafter at an annual rate of 12% of the liquidation value. Accrued and unpaid dividends on Series C preferred stock are a legally enforceable obligation of the Company, whether the dividends have been declared or not. Accordingly, dividends are accrued on an ongoing basis. The Company’s Board of Directors has declared dividends on the Series C preferred stock accrued since issuance of the preferred stock in 1996 through December 31, 2008. Accrued but unpaid dividends on the Series C preferred stock were $4,636,000 as of September 30, 2008 and $4,741,000 as of November 14, 2008.

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

As of September 30, 2008, the Company had outstanding 2,750 shares of Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series D preferred stock; however, the Company may redeem shares of Series D preferred stock at any time. There are no sinking fund provisions applicable to the Series D preferred stock. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends on Series D preferred stock are payable quarterly in arrears as of the last day of January, April, July and October, subject to legally available funds. Accrued but unpaid dividends on Series D preferred stock were $27,000 as of September 30, 2008 and $6,000 as of November 14, 2008.

As of September 30, 2008, the Company had outstanding 1,000 shares of Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. There is no mandatory redemption date for the Series F preferred stock; however, the Company may redeem shares of Series F preferred stock at any time. There are no sinking fund provisions applicable to the Series F preferred stock. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on the 15th of January, April, July and October, subject to legally available funds. Dividends accrued for seven months during 1999 of $41,000 are not required to be paid prior to redemption, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on Series F preferred stock were $59,000 as of September 30, 2008 and $50,000 as of November 14, 2008.

As of September 30, 2008, the Company had outstanding 150 shares of Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series G preferred stock; however, the Company may redeem shares of Series G preferred stock at any time. The redemption price for each share of Series G preferred stock will be the liquidation value of such share, plus an amount that would result in an aggregate 25% compounded annual return on such liquidation value to the date of redemption after giving effect to all dividends paid on such share through the date of redemption. As of September 30, 2008, the Company estimated the amount of the liquidation premium to be $5,006,000. The Company has not recorded a liability for the liquidation premium as the likelihood of redemption of the Series G preferred stock and payment of the premium are considered remote. There are no sinking fund provisions applicable to the Series G preferred stock. Prior to redemption by the Company, if any, each share of Series G preferred stock is convertible into 28,571 shares of the Company’s common stock. Any holder of Series G preferred stock wishing to exercise the conversion right must give written notice thereof to the Company, after which the Company shall set a date for conversion of the Series G preferred stock which shall be no later than thirty days from the date of notice. Series G preferred stock earns cumulative quarterly dividends at the rate of 12% of the liquidation value until the earlier of the date of any redemption or the date of conversion into common stock. Dividends are payable quarterly in arrears on the first day of each calendar quarter, subject to legally available funds. Dividends not paid at scheduled dates will compound quarterly thereafter. Accrued but unpaid dividends on the Series G preferred stock were $45,000 as of September 30, 2008 and $22,000 as of November 14, 2008. Holders of the Series G preferred stock who exercise the conversion right will have the right to receive any accrued and unpaid dividends through the date of conversion.

As of September 30, 2008, the Company had outstanding 250 shares of Series H Redeemable Preferred Stock having a liquidation preference of $10,000 per share. There is no mandatory redemption date for the Series H preferred stock. However, the Company may redeem shares of the Series H preferred stock at any time. There are no sinking fund provisions applicable to the Series H preferred stock. Series H preferred stock earns dividends at the rate of 12% of the liquidation value thereof per annum. Dividends are payable quarterly in arrears on each January 31, April 30, July 31 and October 31 subject to legally available funds. Dividends not paid at scheduled dates will compound on a quarterly basis thereafter. Accrued but unpaid dividends on Series H preferred stock were $50,000 as of September 30, 2008 and $11,000 as of November 14, 2008.

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

The Company expects to continue to accrue dividends for the Series C, D, F, G and H preferred stock in a manner similar to its current practice. The Company has, to date, made all scheduled dividend payments for Series D, F, G and H preferred stock. Continued payment of dividends related to the Company’s preferred stock is subject to legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Scheduled dividend payments may also be deferred for other reasons. The Company’s Board of Directors pre-approves all payments of dividends. Assuming no redemption or conversion into common stock occurs related to the Series G preferred stock and that the Company continues deferral of payment of dividends on Series C preferred stock, aggregate scheduled dividend payments for Series D, F, G and H preferred stock are $180,000 for the fourth quarter of 2008 and $715,000 for 2009. Since none of the outstanding series of the Company’s preferred stock are mandatorily redeemable, dividend payments could extend for an indefinite period beyond 2009. Future dividend requirements could also be substantially larger if the Company determines at any point in time that payment of dividends on Series C preferred stock is advisable based on business conditions and liquidity considerations and S&T Bank eliminates the prohibition of payment of dividends.

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

Acquisition Consideration

The Purchase Agreement for the July 2005 acquisition of CodeLab provided for annual payments of contingent consideration to be paid to the former holders of equity interests in CodeLab for each of the three annual periods ending July 31, 2006, 2007 and 2008, consisting of a combination of cash and shares of the Company’s common stock. The annual contingent payments due for the three annual periods were to be calculated pursuant to a negotiated formula, as specifically set forth in the Purchase Agreement, that was based upon an agreed to multiple of the net operating profit of CodeLab’s business, determined on an accrual basis before deductions for income taxes, interest, depreciation and amortization, in the relevant annual period, and subject to further adjustments as set forth in the Purchase Agreement, including potential setoffs by the Company for certain indemnification claims. The total of the annual contingent payments was not to exceed an aggregate of $5,600,000.

In consideration of the first and second annual periods ended July 31, 2006 and 2007, the Company delivered to the former holders of equity interests in CodeLab purchase consideration consisting of aggregate cash payments of $1,660,000 and an aggregate of 804,480 shares of the Company’s common stock. The stock issuances were recorded based on the market value of the Company’s common stock on the dates of issuance, resulting in the recording of $8,000 to common stock and $450,000 to additional paid-in-capital. Additionally, in October 2007, the Company executed a Promissory Note in the principal amount of $700,000 to David Ritchie, one of the former holders of equity interests in CodeLab, for a portion of the accrued purchase consideration due Mr. Ritchie for the second annual period. The Company paid the principal balance of, and accrued interest on, the note during June 2008. A total of $208,000 of the contingent consideration for the annual periods ended July 31, 2006 and 2007 was recorded as expense for compensatory elements. The remainder of the contingent consideration for the first two annual periods was regarded as additional purchase price and was recorded as goodwill.

As of September 30, 2008, accrued acquisition consideration of $403,000 related to the acquisition of CodeLab had been recorded based on the Company’s calculation for the third and final annual period following acquisition, which ended July 31, 2008. The calculation indicated consideration due consisting of an aggregate cash payment of $352,000 and 99,449 shares of the Company’s common stock. During October 2008, the Company made cash payments in the aggregate amount of $352,000 and issued 99,449 shares of its common stock to discharge its obligation related to the third annual period. The common stock issuance was valued based on a market value of $0.51 on the date of issuance resulting in the addition of $1,000 to common stock and $50,000 to additional paid-in-capital.

In May 2008, the Company, through its subsidiary Allin Consulting-Pennsylvania, acquired certain assets utilized in the operations of SharePointHosting.com from SmithBridge under an Asset Purchase Agreement. Initial consideration paid at closing included a cash payment of $235,000 and the issuance of 150,000 shares of the Company’s common stock, which resulted in the recording of $2,000 to common stock and $117,000 to additional paid-in-capital.

The Asset Purchase Agreement includes provisions for potential contingent consideration in the form of two “Earn Out Payments,” as defined in the Asset Purchase Agreement. Earn Out Payments are to be calculated by formulas included in the Asset Purchase Agreement that are based on annualizing revenue. The first Earn Out Payment will be based on annualizing revenue to be realized during the calendar quarter ending December 31, 2008 and may consist of a cash payment up to the maximum of $270,000 and the issuance of shares of the Company’s stock as determined by dividing a dollar amount up to the maximum of $200,000 by the greater of (a) $1.00 per share or (b) the average of the high and low trading prices of shares of the Company’s common stock for the five trading days preceding the date on which the payment is made. The second Earn Out Payment will be based on annualizing revenue to be realized during the calendar quarter ending March 31, 2009 and may consist of a cash payment up to the maximum of $270,000 and the issuance of shares of the Company’s stock as determined by dividing a dollar amount up to the maximum of $150,000 in the manner described above for the first Earn Out Payment. The Asset Purchase Agreement formulas provide threshold levels for annualized revenue during each period, below which no consideration is due and contemplate the calculation of contingent consideration on a sliding scale up to the maximum amounts noted above based on the actual levels of annualized revenue realized in the respective periods. Any contingent consideration due under the Asset Purchase Agreement shall be due upon the earlier of thirty days after the completion of a review or audit of the results for the relevant fiscal period by the Company’s independent accountants or ninety days following the end of the applicable calendar quarter. In conjunction with its initial purchase price allocation and valuation of the assets acquired, Allin Consulting-Pennsylvania recorded a liability of $729,000 for contingent consideration.

Capital Expenditures

Capital expenditures during the nine-month period ended September 30, 2008 were $335,000 and included purchases of computer hardware for new employees, computer hardware and software to upgrade the Company’s technology infrastructure, new accounting software and leasehold improvements and furniture related to the expansion of the Boston and Ft. Lauderdale offices. Management forecasts that capital expenditures during the remainder of 2008 and during 2009 will not exceed $100,000 and $400,000, respectively. Management expects future capital expenditures will include purchases for the Company’s periodic upgrading of technology hardware, software, furniture and necessary leasehold improvements related to the Company’s offices. Business conditions and management’s plans may change during the remainder of 2008 or during 2009 so there can be no assurance that the Company’s actual amount of capital expenditures will not exceed the planned amount.

During the years ended December 31, 2006 and 2007, respectively, capitalized software development costs of $476,000 and $232,000 were recorded by the Company related to enhanced applications for the Company’s DigiMix™ interactive television solutions. Software development costs included purchased software development tools, testing equipment, consulting services and the cost of internal labor. The capitalized costs were incurred subsequent to the Company’s determination that technical feasibility had been achieved for the developed software applications and prior to the introduction of the developed applications on customer projects in May 2007. Following commercial introduction, capitalized software development costs are being amortized over a three-year period. Additional development costs associated with the software applications incurred are being expensed. The Company expects to undertake additional software development activities during the remainder of 2008 and during 2009.

Purchase Commitment

During September 2008, the Company entered into a commitment to purchase a minimum of $1,103,000 of interactive television hardware and software, to be utilized for the operations of the Systems Integration segment, from a supplier over an eighteen month period. No purchases were made as of September 30, 2008.

Cash Balances

The Company’s cash balances may be diminished over the remainder of 2008 and during 2009 due to many factors, including the use of cash for operations, changes in working capital, capital expenditures, dividends on preferred stock, the payment of additional purchase consideration related to the SharePointHosting.com acquisitions, additional acquisitions of businesses, and other factors. Despite these factors, the Company believes that available funds and cash flows expected to be generated by current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twelve months.

Financing Alternatives

As part of its general business strategy, the Company may from time-to-time seek financial and strategic alternatives, including strategic acquisitions, partners and investors. The Company may be required to consider other financing alternatives during the next twelve months or thereafter as a result of future business developments, including any acquisitions of businesses or assets, any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements, or the Company’s inability to renew or replace the current credit facilities after their expiration in September 2009. Such financing alternatives could include selling additional equity or debt securities, obtaining long- or short-term credit facilities, or selling other operating assets. No assurance can be given, however, that the Company could obtain such financing on terms favorable to it, or at all. Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s stockholders.

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

Change in Internal Control over Financial Reporting

Following the Company’s acquisition of the SharePointHosting.com operations on May 20, 2008, the Company began transition of the operating procedures and financial information related to SharePointHosting.com. On an interim basis, the Company continues to utilize operating systems of the predecessor owner to facilitate transactions including billing customers and processing payments received from customers. The Company is summarizing information derived from the predecessor’s operating systems for entry to the Company’s accounting system during this interim period. The Company is currently working toward a complete transition of the SharePointHosting.com transactions to the Company’s systems. The Company believes it has established adequate internal controls over the financial reporting of SharePointHosting.com transactions during this interim period. Therefore, the Company believes that the above-mentioned changes to internal control procedures with respect to financial reporting have not materially affected, and are not reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Weakening conditions in the domestic economy may result in a decrease in demand for our services.

The weakening economic outlook in the United States is likely to negatively impact demand for information technology services for the remainder of 2008 and for 2009, due to a combination of tightening credit availability resulting from the collapse of the subprime mortgage market and other well-publicized financial services industry difficulties, falling housing values and high energy prices. These factors resulted in significant declines in publicly traded business equity values, particularly during September and October 2008. A recession in the domestic economy will likely result in decreases in revenue and profitability for many of our customers, which may result in reduced demand for our services. The economic outlook may also cause prospective customers to be more hesitant about investing in new technology-based projects. As a result of economic conditions expected for the remainder of 2008 and 2009, the revenue and profitability of our business may be negatively impacted.

If we fail to successfully integrate the business that we have recently acquired or businesses that we may acquire, our business, results of operations and financial condition could be materially adversely affected.

In May 2008, we acquired certain assets from SmithBridge Technology Group utilized in the operations of SharePointHosting.com. In connection with the acquisition, we hired three SmithBridge employees, two of whom were holders of all of the equity interests in SmithBridge. We used the Philadelphia, Pennsylvania operations acquired from SmithBridge as our initial base for our SharePointHosting.com operations and we are continuing to integrate this business into our operations, including the transition of SharePointHosting.com’s billing and payment receipt processes to our accounting system. Since the period of operation following the acquisition of the business has been brief, we can offer no assurance that our integration of this business will be successful on a long-term basis. In the future, we could have difficulty retaining personnel and customers from SharePointHosting.com and assimilating the services it offers into our operations. In addition, our acquisition of SharePointHosting.com also presents additional risks resulting from the geographic separation of SharePointHosting.com’s operations from our management.

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

As of September 30, 2008, our total committed backlog for consulting services and systems integration was $9,600,000. We expect to realize as revenue $3,761,000 of this amount during the final quarter of 2008, $4,819,000 during 2009, $958,000 during 2010 and $62,000 during 2011 and 2012. Consulting and Systems Integration revenue earned during the first three quarters of 2008 plus backlog expected to be earned during the remainder of 2008 represents 105% of 2007 consulting and systems integration revenue. Backlog includes unrealized revenue related to:

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

As of September 30, 2008, our committed backlog for the Collaborative Solutions Practice Area was $3,734,000, of which we expect to earn $1,440,000 during the remainder of 2008, $1,514,000 in 2009, $740,000 in 2010 and $40,000 in 2011 and 2012. Collaborative Solutions revenue earned during the first three quarters of 2008 plus backlog expected to be earned during the remainder of 2008 represents 90% of 2007 Collaborative Solutions revenue. The projects for our Pittsburgh and Northern California operations and some of the projects for our Boston operations included in the committed backlog for the Collaborative Solutions Practice Area are expected to be performed over a relatively short time period, primarily in the fourth quarter of 2008 and the first quarter of 2009. The Boston operations also have several engagements for maintenance, analysis and support related to customers’ customized software applications under long-term agreements.

Committed backlog for the Technology Infrastructure Practice Area was $1,816,000 as of September 30, 2008, of which we expect to earn $403,000 during the remainder of 2008, $1,190,000 in 2009, $201,000 in 2010 and $22,000 in 2011 and 2012. Technology Infrastructure revenue earned during the first three quarters of 2008 plus backlog expected to be earned during the remainder of 2008 represents 96% of 2007 Technology Infrastructure revenue. We expect that the majority of the projects included in the committed backlog for the Technology Infrastructure Practice Area for our Pittsburgh and Northern California operations will be performed over a relatively short time period, primarily in the fourth quarter of 2008 and the first quarter of 2009. Technology Infrastructure backlog for our Boston operations includes projects under long-term agreements.

Committed backlog for the Business Process Practice Area was $768,000 as of September 30, 2008, of which $457,000 is expected to be earned during the remainder of 2008 and $311,000 is expected to be earned in 2009. Business Process revenue earned during the first three quarters of 2008 plus backlog expected to be earned during the remainder of

2008 represents 72% of 2007 Business Process revenue. The committed backlog for the Business Process Practice Area includes a mix of projects that will be performed over a relatively short time period, primarily in the fourth quarter of 2008 and the first quarter of 2009, and longer-term fixed-price support arrangements performed over specified time periods, typically annual periods. Starting and ending dates for these arrangements vary so as of September 30, 2008, remaining project terms range from days to approximately a year.

There can be no assurance that we will be able to continue to sustain or improve the backlog levels for the Technology Infrastructure, Collaborative Solutions and Business Process Practice Areas. We depend on the ability of our sales and marketing personnel to continually identify and obtain new engagements from existing and prospective customers so that we can generate the ongoing revenue necessary to sustain the operation of these practice areas beyond the short time period during which significant portions of our present backlog will be realized. General economic and credit market conditions and other risk factors such as geopolitical considerations may harm our ability to obtain future business, which would negatively impact our business, results of operations and financial condition.

As of September 30, 2008, committed backlog for Interactive Media consulting services was $1,220,000, of which we expect to realize $487,000 during the final quarter of 2008, $716,000 during 2009 and $17,000 during 2010. Interactive Media revenue earned during the first three quarters of 2008 plus backlog expected to be earned during the remainder of 2008 represents 131% of 2007 Interactive Media consulting revenue. To date, most of the significant Interactive Media consulting projects have involved application development, architecture design and configuration of interactive television systems for cruise ships. Backlog as of September 30, 2008 includes two projects of this type, for the Costa Luminosa and Costa Pacifica, as well as remaining work to complete the systems aboard the MSC Fantasia.

To date, most of the significant Systems Integration projects have involved implementing interactive television systems on cruise ships in connection with the Interactive Media consulting services described above. As of September 30, 2008, committed backlog for Systems Integration was $2,062,000, all of which we expect to realize $974,000 during the remainder of 2008 and $1,088,000 during 2009. Systems Integration revenue earned in the first three quarters of 2008 plus backlog expected to be earned during the remainder of 2008 represents 146% of 2007 Systems Integration revenue. Backlog for the Systems Integration segment includes interactive television system implementation projects for the ships listed above with related Interactive Media projects.

We will continue to seek additional consulting and systems integration projects with existing customers in the cruise industry and their affiliates and with other cruise lines for which we do not presently provide services. Management is also seeking opportunities outside of the cruise industry. The level of cruise industry new-build commitments is expected to remain strong during 2009. However, there can be no assurance that we will obtain orders for systems for newly built ships beyond those already received. Unforeseen events such as schedule delays by our customers could result in our realization of the backlog as revenue later than anticipated. Management believes the market introduction of the latest generation DigiMix™ and DigiRF™ applications and platform configurations during 2007 has improved our ability to obtain interactive television system orders for ships newly built and already in service, although there can be no assurance that we will obtain orders beyond those already received.

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

Interactive Media consulting and Systems Integration projects accounted for 39% and 37%, respectively, of our revenue and gross profit for the nine months ended September 30, 2008 and 29% and 28%, respectively, of our revenue and gross profit for the year ended December 31, 2007. Historically, Interactive Media and Systems Integration revenue has been highly concentrated among a few customers in the cruise industry. The cruise industry is subject to various risks from geopolitical and economic considerations, increases in costs as a result of rising fuel costs, new governmental or security regulations, delays in ship construction and repairs, shipyard consolidation, new or increased taxes and other factors. Any factors which negatively impact the cruise industry could decrease demand for Interactive Media and Systems Integration services.

We expect continued concentration of revenue among significant customers and in the financial services vertical market as a result of our 2005 acquisition of CodeLab, as a small number of customers represent significant portions of

CodeLab’s revenue. Factors which negatively impact the financial services industry could decrease demand for the services offered by CodeLab. During 2007 and to date in 2008, the financial services industry’s growth rate slowed as the industry was negatively affected by significant losses related to subprime mortgage loan defaults and the loss of value in securitized financial instruments based on mortgage portfolios. As a result of these developments and domestic economic conditions, continuing financial weakness for the financial services industry is expected to continue at least through a portion of 2009. Continuing difficulties for the financial services industry may adversely affect our financial services customers which may result in a decrease in demand for our services.

During the nine months ended September 30, 2008 and the year ended December 31, 2007, there were no customers accounting for 10% or greater of our consolidated revenue. However, there were a number of customers accounting for 10% or greater of the revenue of some of the Company’s segments during these periods. The loss of any of these customers could negatively impact the Company’s results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company granted options to purchase shares of our common stock to two of our non-employee directors as compensation for their services as a member of the Board of Directors as follows:

Name	Date of Grant	Number of Underlying Shares of Common Stock	Exercise Price
James S. Kelly Jr.	8/21/08	5,000	$0.67
Anthony Bucci	8/21/08	5,000	0.67

The exercise price was equal to the closing price of the common stock on the date of the grant. The options vest on the first anniversary of the date of the grant if each individual is serving as a director on that date. The Company issued the options to Messrs. Kelly and Bucci in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

On October 10, 2008, the Company issued an aggregate of 99,449 shares of common stock to three former holders of equity interests in CodeLab pursuant to the Stock Purchase Agreement entered into in July 2005 among the Company and the former equity holders of CodeLab. One of the former holders of equity interests in CodeLab is a beneficial owner of greater than 10% of the Company’s common stock. The shares issued on October 10, 2008 represent a portion of the consideration due for the third and final annual period following acquisition. For more information about the calculation and payment of contingent consideration under the Stock Purchase Agreement, see the discussion under Part I, Item 2 of this Report on Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Liquidity and Capital Resources – Acquisition Consideration.” The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof and Rule 506 of Regulation promulgated thereunder. The certificates issued for the shares of common stock contain legends to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

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

As of September 30, 2008, the Company had outstanding 25,000 shares of Series C Redeemable Preferred Stock, having a liquidation preference of $100 per share. Accrued but unpaid dividends on the Series C preferred stock were $4,636,000 as of September 30, 2008 and $4,741,000 as of November 14, 2008. Payment of dividends on Series C preferred stock at any future date is subject to elimination of the restrictive covenant in the S&T Loan Agreement and legally available funds for the payment of dividends as prescribed by the Delaware General Corporation Law. Series C preferred stock earns dividends at the rate of 12% of the liquidation value thereof per annum, compounded quarterly, an increase of 4% from the rate in effect through June 30, 2006. Accrued dividends as of June 30, 2006 compound thereafter at a rate of 12% of the liquidation value thereof per annum. Dividends on the Series C preferred stock accrued after June 30, 2006 were originally scheduled for quarterly payments. The Company also indefinitely deferred payment of the scheduled quarterly dividends until such time as the restrictive bank covenant is eliminated, legally available funds are present and management determines that payment is advisable given the liquidity considerations of the Company.

As of September 30, 2008, the Company had outstanding 2,750 shares of Series D Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series D preferred stock earns dividends at the rate of 6% of the liquidation value thereof per annum, compounded quarterly if unpaid. To date, all required payments of dividends on Series D preferred stock have been made. Accrued but unpaid dividends on Series D preferred stock were $27,000 as of September 30, 2008 and $6,000 as of November 14, 2008.

As of September 30, 2008, the Company had outstanding 1,000 shares of Series F Convertible Redeemable Preferred Stock having a liquidation preference of $1,000 per share. Series F preferred stock earns dividends at the rate of 7% of the liquidation value thereof per annum, compounded quarterly if unpaid. Dividends accrued for seven months during 1999 of $41,000 are not required to be paid prior to redemption. To date, all required payments of dividends on Series F preferred stock have been made. Accrued but unpaid dividends on Series F preferred stock were $59,000 as of September 30, 2008 and $50,000 as of November 14, 2008.

As of September 30, 2008, the Company had outstanding 150 shares of Series G Convertible Redeemable Preferred Stock having a liquidation preference of $10,000 per share. Series G preferred stock earns cumulative quarterly dividends at the rate of 12% of the liquidation value thereof per annum until the earlier of the date of any redemption or the date of conversion into common stock. Dividends not paid at scheduled dates will compound quarterly thereafter. To date, all required payments of dividends on Series G preferred stock have been made. Accrued but unpaid dividends on the Series G preferred stock were $45,000 as of September 30, 2008 and $22,000 as of November 14, 2008.

As of September 30, 2008, the Company had outstanding 250 shares of Series H Redeemable Preferred Stock having a liquidation preference of $10,000 per share. Series H preferred stock earns cumulative quarterly dividends at the rate of 12% of the liquidation value thereof per annum until redemption, if any. Dividends not paid at scheduled dates will compound quarterly thereafter. To date, all required payments of dividends on Series H preferred stock have been made. Accrued but unpaid dividends on the Series H preferred stock were $50,000 as of September 30, 2008 and $11,000 as of November 14, 2008.

See Part I, Item 2 of this Report on Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Liquidity and Capital Resources” for more information about the Company’s outstanding preferred stock.

Item 6. Exhibits

Exhibits are incorporated herein by reference or are filed with this Quarterly Report as set forth in the Exhibit Index beginning on page 64 hereof.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIN CORPORATION
(Registrant)

Date: November 14, 2008	By:	/s/ Richard W. Talarico
Richard W. Talarico
Chairman, President and Chief Executive Officer

Date: November 14, 2008	By:	/s/ Dean C. Praskach
Dean C. Praskach
Chief Financial Officer and Chief Accounting Officer

Allin Corporation

Form 10-Q

September 30, 2008

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